Form 10KSB
period 2007-12-31
Rock City Energy Corp.
filed 2008-03-31
CIK 1383122

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Mark One:
	☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007 or
	☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the transition period from ____________ to _____________.
Commission File Number 333-139312

ROCK CITY ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	20-5503984
(State of Incorporation)	(IRS Employer Identification No.)

3416 Via Lido, Fourth Floor, Newport Beach, California 92663
(Address of principal executive offices)

(877) 587-2517
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to Section 12(g) of the Act: N/A

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State issuer’s revenues for the most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable. There is no market for the issuer’s common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 24, 2008, 8,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB filed by Rock City Energy Corp. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	general economic conditions, because they may affect our ability to raise money,
•	our reliance on Chesapeake Exploration Limited Partnership to successfully develop our oil and gas properties,
•	our ability to raise enough money to continue our operations,
•	changes in regulatory requirements that adversely affect our business,
•	changes in the prices for oil and gas that adversely affect our business, and
•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report. We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

- i -

PART I

As used in this report, references to “Rock City”, “the company,” “management,” “we” and “our” refer to Rock City Energy Corp. and, where appropriate, its subsidiaries.

ITEM 1.	BUSINESS

Spin-Off

We were incorporated on August 10, 2006 in the state of Nevada as a wholly owned subsidiary of Brek Energy Corporation. We were formed to acquire all of the shares of capital stock in Vallenar Energy Corp., an oil and gas company that Brek then owned. We acquired all of the shares of Vallenar, from Brek, on August 24, 2006 when we issued 4,000,000 shares of common stock to Brek in exchange for 5,312,500 shares of Vallenar common stock and 733,333 shares of Vallenar preferred stock. On March 7, 2007, we issued an additional 4,000,000 shares of common stock to Brek in exchange for $600,000. Brek was required, as a condition of its merger with Gasco Acquisition Inc., to dispose of its interest in Vallenar. On November 30, 2007 Brek spun off our business and operations by distributing to its shareholders holding 1,000 or more Brek shares on October 29, 2007 the 8,000,000 shares of Rock City common stock it owned. The merger between Brek and Gasco Acquisition, Inc. was completed on December 14, 2007.

Agreement with Chesapeake Exploration Limited Partnership

We are a holding company. We hold a 51.53% interest in Vallenar, which was formed in Nevada on January 27, 1999. Other than our interest in Vallenar, we have no operations. Vallenar operates through its subsidiary, Nathan Oil Partners LP, which was formed on October 31, 2001. In February 2002, Nathan Oil acquired nine leases covering approximately 9,191 gross and 8,865 net acres in the Rocksprings Prospect in the Val Verde Basin of Edwards County, Texas.

We acquired the leases with the intention of developing any heavy crude oil reserves on the properties covered by the leases, although no studies have been done to determine whether the properties contain heavy crude oil reserves. In 2005, natural gas was discovered nearby. We believe that these properties may have significant deposits of natural gas and that finding and extracting the natural gas will be less costly than finding and extracting heavy oil.

Our goal is to develop our properties to fully exploit all of their resources, but to date we have not had the working capital to do this; therefore, on May 8, 2006, Nathan Oil entered into a letter agreement with Chesapeake Exploration Limited Partnership for Chesapeake to initiate drilling operations for the deep rights. In this discussion, when we refer to the “letter agreement”, we mean the letter agreement with Chesapeake; when we discuss the “deep rights”, we mean the rights to develop and extract hydrocarbons from depths below 1,500 feet, or the “deep zone”; and when we discuss the “shallow rights”, we mean the rights to develop and extract hydrocarbons from the surface to 1,500 feet, or the “shallow zone”.

In exchange for Chesapeake’s promise to bear the costs of drilling the first 10 wells, to operate the wells and to market, transport and sell our share of the production from the wells, on June 9, 2006, Nathan Oil assigned the deep rights in eight of the leases. The assigned leases are designated, for purposes of this discussion, as follows:

•	The “deep Allar lease” refers to one lease conveying the rights to develop and extract hydrocarbons from depths below 1,500 feet on approximately 7,749.644 acres.

•	The “Baggett leases” refer to six leases conveying 50% of the rights to develop and extract hydrocarbons at any depth from approximately 650.9 acres.
•	The “Driver lease” refers to one lease conveying the rights to develop and extract hydrocarbons at any depth from approximately 790.2 acres.

The assigned leases all include provisions that allow their terms to be extended for so long as operations are conducted on the land with no cessation for more than 180 consecutive days, in the case of the deep Allar lease, 90 consecutive days in the case of the Baggett leases and 60 consecutive days in the case of the Driver lease. “Operations” are defined as drilling, testing, completing, marketing, recompleting, deepening, plugging back or repairing a well in search for or in an endeavor to obtain production of oil, gas, sulphur or other minerals, or the production of oil, gas, sulphur or other minerals, whether or not in paying quantities.

In the letter agreement, Chesapeake agreed to initiate drilling operations on the land covered by the assigned leases before the end of their primary terms in February 2007. If Chesapeake successfully completes a well capable of producing hydrocarbons in commercial quantities, the assignment of oil and gas leases will become permanent. There are no other specific provisions in the assignment governing expiration or termination. We cannot guarantee that Chesapeake will successfully develop the oil and gas reserves on the properties covered by the leases.

If Chesapeake successfully develops the property in accordance with the terms of the letter agreement, Chesapeake is entitled to recover all of the costs of drilling, completing, equipping and operating the first 10 wells, commonly called payout. After payout, we are entitled to a 25% working interest in Chesapeake’s interest in the wells. We also have the right to participate in any wells that Chesapeake drills after the first 10, with a 25% working interest if we elect to participate from the outset and pay our proportionate share of the costs, or we can back in to a 6.25% working interest after payout if we elect not to participate and pay our proportionate share.

The letter agreement also permits us to propose a well if Chesapeake fails to begin drilling a well on acreage covered by the assigned leases at least sixty days before the expiration of the terms of the assigned leases. Chesapeake may participate in any proposed well, so long as it does so within fifteen days of our proposal.

While we retained the shallow rights to all of the leases, and, pursuant to the terms of the letter agreement, we have the right to drill wells on the undeveloped portion of the leased properties, we do not have the funds to develop these rights. We did not conduct operations on the ninth lease conveying the rights to the shallow zone of the same acreage as the deep Allar lease, and it expired in 2007.

Under the terms of the letter agreement, aside from initiating drilling operations, Chesapeake is required to:

•	obtain a 3-D seismic survey over the area covered by the assigned leases at its own expense,
•
provide interpretive data relating to the acreage covered by the assigned leases, and, in the initial well, provide an array of logs, including a magnetic imaging log and sidewall cores in the shallow zone of the assigned lease,

•	assign to us our proportionate interest in wellbores according to the level of participation that we have elected,
•	transport our gas for $0.50/mcf (1,000 cubic feet), which includes processing fees and costs, and market our gas for $0.03/mcf, and

•
once it has successfully completed a well capable of producing natural gas in commercial quantities, to immediately begin the process of building, or procuring, a pipeline to transport the gas to market.

Chesapeake drilled four wells on the assigned leases in 2007: two on the Baggett leases and two on the deep Allar leases. The wells on the Baggett leases were connected to a pipeline at the end of December, 2007. One well on the deep Allar lease was completed as a dry hole; the second was connected to a pipeline in January, 2008. By drilling these four wells, Chesapeake extended the terms of the deep Allar lease and the Bagget leases.

Chesapeake did not initiate drilling operations on the land covered by the Driver lease before the Driver lease expired on February 4, 2007. Instead, Chesapeake obtained an agreement with the entity holding the top lease on the properties covered by the Driver lease. A top lease is a lease that becomes effective upon the termination of a prior lease. As a result of its agreement with the entity holding the top lease, upon the expiration of the Driver lease, Chesapeake obtained an interest of 68.75% in the top lease. The top lease is referred to in this discussion as the “new Driver lease”, which became effective on February 4, 2007. Chesapeake has since increased its interest in the new Driver lease to 80%, which increased our interest proportionately to 20% of the deep rights and 80% of the shallow rights. This resulted in a reduction of the net acreage covered by the assigned leases from 8,865 acres to 8,233 acres. The new Driver lease will expire in February 2010.

As a result of Chesapeake’s actions, all of the acreage covered by the assigned leases has been secured beyond the original termination dates of the leases. However, as noted above, in order to continue the terms of the assigned leases beyond the original termination dates, continuous operations must be conducted for the periods of time specified in the leases. Chesapeake has informed us that it intends to drill a third well on the deep Allar lease in April 2008. It is not required to drill again on the Baggett leases now that the two wells on that acreage are connected to a pipeline because the property is so small that it is only capable of having two wells.

Table 1 illustrates the number of net productive and dry exploratory and development wells that Chesapeake drilled during the last three fiscal years.

Table 1
Net Wells
Year	Productive	Dry	Development
2007	2.5	1	0

As we noted above, once Chesapeake has recovered all of the costs of drilling, completing, equipping and operating the first 10 wells, Nathan Oil will be entitled to a 25% working interest in Chesapeake’s interest in the wells. Our working interests would include 25% in wells drilled on approximately 7,750 acres covered by the deep Allar lease, 12.5% in wells drilled on approximately 651 acres covered by the Baggett leases, and 20% in wells drilled on approximately 790 acres covered by the new Driver lease. Alternatively, Nathan Oil may, at any time before the first ten wells have paid out, elect to pay 25% of the drilling, completing and operating costs, less any revenue earned from the wells, to the date of the election, to earn an immediate 25% working interest in the wells drilled as of the date of the election. In all subsequently drilled wells, Nathan Oil may participate by paying 25% of the costs of drilling, completing, equipping and operating the wells to earn a 25% working interest in the wells, or it may elect to pay nothing toward these costs and earn a 6.25% working interest in these wells after payout. Chesapeake has made no representation that it will be successful in drilling, completing, equipping and operating any wells in accordance with the agreement.

If Chesapeake does not commence drilling operations within 60 days from the expiration of a lease’s primary term, or from the expiration of the term provided for in the lease’s continuous development provision, then Nathan Oil has the right to drill a well under the terms of the letter agreement.

Upon the successful completion of a well capable of producing natural gas in commercial quantities, Chesapeake agreed to immediately begin building or procuring a pipeline to transport the natural gas to the market. We understand that Chesapeake has built the pipeline that is carrying our gas, but we have no formal confirmation from Chesapeake.

As is customary in the oil and gas industry, only a preliminary title review was conducted at the time Chesapeake entered into the agreement. Before it started its drilling operations, Chesapeake was responsible for examining the title of the drill site tract and curing any significant defects, if any, before proceeding with the operations.

The leasehold properties are subject to royalties, overriding royalties and other outstanding interests customary in the industry. The properties may also be subject to burdens such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of these properties.

Operations

Getty Oil drilled eleven wellbores between 1975 and 1981 on the properties, for which we have no information, and we drilled one bore hole in 2002, the results of which were inconclusive. Chesapeake drilled four wells in 2007, three of which have recently been connected to a pipeline and one of which was completed as a dry hole. Chesapeake has just begun to produce oil and gas from the property and has not yet provided any production, revenue or payout reports. We expect the first reports early in April. We will not receive any oil and gas revenue until the first ten wells have paid out and we have earned our 25% of Chesapeake’s interest in the ten wells. The average cost of the four wells drilled to date is $3.2 million, so we don’t expect to reach payout soon. We have not retained the services of an engineer to determine if our property contains oil or gas reserves and we are unable to assure you that any such reserves exist.

We have no oil and gas reserves or production subject to long-term supply, delivery or similar agreements other than the letter agreement with Chesapeake. We have not filed estimates of our total proved oil and gas reserves with or included them in reports to any federal authority or agency but assume that Chesapeake has filed whatever they are required to file.

Once Chesapeake has completed a well capable of producing hydrocarbons in commercial quantities, it will have perpetuated its interest in the deep zone of the assigned leases and our interest in the properties will be limited to our right to a working interest in the wells and wellbores that Chesapeake completes. Our remaining leasehold interests will be confined to the shallow zone of the Baggett and new Driver leases. Table 2 illustrates Nathan Oil’s gross and net acres of developed and undeveloped gas and oil leases after Chesapeake has perpetuated its interest in the assigned leases.

Table 2
Shallow Zone Acreage
	Developed Acres		Undeveloped Acres
Area	Gross	Net	Gross	Net
Texas	0	0	1,441	958

Competition

We have no competitive presence in the oil and gas industry whatsoever. Most of our competitors have much greater experience than we have, are larger and have significantly greater financial resources, existing staff and labor forces, equipment, and other resources, including oil and gas producing properties, than we do. To date, we have earned no revenues from our operations and cannot assure that we ever will. We do not have the resources necessary to develop the limited properties we have.

Even if we had the resources necessary to develop our properties, the availability of a ready market for oil and gas depends on numerous factors beyond our control, including the extent of domestic production and imports of oil and gas, proximity and capacity of pipelines, and the effect of federal and state regulation of oil and gas sales, as well as environmental restrictions on exploration and usage of oil and gas.

Government Regulation and Environmental Matters

Oil and gas operations generally are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. These types of operations are subject to extensive federal, state and local laws and regulations governing waste disposal, the release of emissions, the handling of hazardous substances, environmental protection and remediation and workplace exposure.

Because we have no operations, we believe that we are in substantial compliance with all such laws and do not anticipate that we will be required to spend any substantial amounts in the foreseeable future in order to meet environmental or workplace health and safety requirements.

Although no environmental claims have been made against us and we have not been named as a potentially responsible party by the EPA or any other entity, it is possible, as an owner of oil and gas leases, that we could be identified by the EPA, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial litigation costs to prove that we were not responsible for the environmental damage or we could be required to pay costs to remediate the environmental damage if we are found to be responsible.

Intellectual Property

We do not own any patents, licenses, franchises, or concessions. Our leases call for the payment of royalties to the lessors, who are private landowners.

Employees

We have no employees. Our president, Richard Jeffs, who is also a director, our secretary, Shawne Malone, who is also a director, a company owned by our treasurer, John da Costa, and Susan Jeffs, the wife of our president, provide their administrative services to us. Messrs. Jeffs and Malone and Mrs. Jeffs provide their services without charge. Mr. da Costa’s company provides our accounting, reporting and administrative services on a contract at the rate of $7,500 per month plus disbursements.

ITEM 2.	PROPERTIES

Our office is located at 3416 Via Lido, Suite F, Newport Beach, California 92663. We pay $500 per month for our office on a month-to-month agreement.

Nathan Oil’s registered office is located at 602 South Harbor Court, Granbury, Texas 76048. We manage Nathan Oil’s operations from our Newport Beach office.

Through Nathan Oil, we have interests in eight leases covering approximately 9,191 gross and approximately 8,233 net acres in the Rocksprings Prospect in the Val Verde Basin of Edwards County, Texas. Seven of the leases had a primary term of five years ending in February 2007; the eighth lease has a primary term ending in February 2010. All of the leases include provisions that allow the lease terms to be extended so long as operations are conducted on the properties covered by the leases. We believe that, through its drilling operations on the properties covered by the leases, Chesapeake has perpetuated the terms of Baggett leases until the wells cease to produce or the unit spacing is reduced from 640 acres and is conducting continuous operations on the deep Allar lease to perpetuate the terms of the lease. Chesapeake has an undivided 80% interest, rather than a 100% interest, in the rights covered by the eighth lease (formerly the “Driver lease”, now the “new Driver lease”) through a top-lease that became effective when our lease expired on February 4, 2007. This new lease expires on February 1, 2010. We had a ninth lease, the shallow Allar lease, which conveyed the rights to the shallow zone of the same acreage as the deep Allar lease. We did not have the resources to conduct operations on this lease and let it expire in 2007, which reduced our interest in the shallow zone to 1,441 gross acres and 958 net acres.

All of the leases with the exception of the deep Allar lease require the payment of a royalty of one-sixth of all oil produced or, at the option of the lessor, the payment of the average posted market price of such interest, less one-sixth of the cost to render the oil marketable, one-sixth of the amount realized for the sale of gas and casinghead gas, and one-tenth, either in kind or in value, of all other minerals that are mined and marketed (with the exception of sulphur that is mined and marketed, in which case the royalty is $1.00 per long ton). If, at any time after the expiry of the primary term, all the wells are shut-in for a period of 90 consecutive days and no operations are conducted on the leased property, then at or before the expiry of the 90-day period, we must pay the lessor a royalty of $1.00 for each acre of land covered by the leases. We are entitled to pool or unitize any land covered by six of the leases with any other land or leases to establish units of 80 surface acres, or 40 acres in the case of one lease.

The deep Allar lease requires the payment of a royalty of one-fifth of all oil and associated products, one-fifth of the value of all gas (delivered free of cost of production and delivery) and one-fifth of the value of all plant products (including residue gas). If residue gas is produced, the lessor must receive not less than one-fifth of the value of the gas at the current market price. The lessor may, at its option, take the gas royalty in kind. If at any time there is a gas well on the property, and the well is shut-in, we may pay an annual royalty of $5.00 for each acre of land covered by the deep Allar lease and, for a period of one year from the date that we make the payment, it will be considered that gas is being produced in paying quantities. We may continue paying this “shut-in royalty” on an annual basis for a period of no more than two years. The deep Allar lease will remain in force at the expiry of the primary term or the termination of continuous development so long as we are engaged in operations for drilling, mining or reworking any well on the property and drilling, mining or reworking do not cease for a period of more than 90 days or as long as oil, gas or other minerals are produced. “Continuous development” is defined in this lease as the commencement of drilling operations of a new well within 180 days of completion of the last well drilled on the property. We are entitled to unitize or pool the deep Allar lease and the property covered by it with other leases and properties in the same area or field. We have agreed to indemnify the lessor for any damages incurred to persons or property arising out of our operations.

Chesapeake has conducted a 3-D seismic survey over the lands covered by the leases and agreed to give us an array of logs, including a magnetic imaging log, and sidewall cores in the shallow oil zone covered by the leases and not transferred to Chesapeake. We sent the data to our petroleum consultants for review and concluded after discussing the data with them that drilling into the shallow zone would be unproductive.

We have assigned an overriding royalty interest in all of the leases described above to Florida Energy I, Inc., Richard Jeffs, our president and a director, and Marc Bruner. The assignment to Florida Energy I, Inc. assigns an overriding royalty interest equal to 2% of all oil, gas and other minerals produced and saved for our benefit pursuant to all of the leases. The assignments to Mr. Jeffs and Mr. Bruner assign to each of them an overriding royalty interest equal to 3.166665% of all oil, gas and other minerals produced and saved for our benefit pursuant to all of the leases except the deep Allar lease and equal to 1.5% of all oil, gas and other minerals produced and saved for our benefit pursuant to the deep Allar lease. We agreed to assign the royalty interests to Florida Energy I, Inc., Mr. Jeffs and Mr. Bruner in 2001 in exchange for their efforts in identifying, negotiating and acquiring the leases and arranging the financing for the acquisitions. The assigned leases have just begun to generate royalties in 2008. The royalty interests in the leases that expired in 2007 expired at the same time. The surviving royalty interests cover oil, gas and other minerals produced and saved for our benefit from seven leases covering approximately 8,401 gross acres (8,075 net acres).

ITEM 3.	LEGAL PROCEEDINGS

While we may, from time-to-time, be involved in legal proceedings relating to our business, we are not involved in any such proceedings as of the date of this filing.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has no public market. We planned to apply for quotation of our common stock on the OTC Bulletin Board upon the completion of the spin-off, however, we have not yet done so and we can provide no assurance that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will develop.

None of our common stock is subject to outstanding options or warrants to purchase, or securities convertible into, common stock. None of our common stock may be sold pursuant to Rule 144 under the Securities Act of 1933. All of our common stock became freely tradable on September 17, 2007, the date that the Securities and Exchange Commission declared effective the registration statement we filed in conjunction with the spin-off.

Dividends

We have not paid cash dividends since our inception and we do not contemplate paying dividends in the foreseeable future. We intend to retain any future earnings to finance the growth and development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operation, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

According to section 78.288 of the Nevada Revised Statutes, a corporation cannot distribute to its shareholders if, after the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business or, except as otherwise specifically allowed by the articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

Shareholders

As of March 24, 2008, we had approximately 90 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Sales of Unregistered Securities

Not applicable.

Equity Compensation Plan Information

Not applicable.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

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

“We”, “us” or “our” where used throughout this discussion means Rock City Energy Corp. and its subsidiaries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles of the United States (GAAP) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective estimates, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Unproved Oil and Gas Properties

We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas leases and acquisition and development of oil and gas properties are capitalized into a single cost center (full cost pool). These costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities, and the costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless the sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. We did not incur any costs associated with production or general corporate activities nor did we capitalize any internal costs during the year ended December 31, 2007 or the period from August 10, 2006 (inception) to December 31, 2006.

When we have exploration and development costs we will capitalize them into a full cost pool. We will compute depletion on the full cost pool using the units-of-production method based upon estimated proven oil and gas reserves. We will withhold the costs of unproved properties from the depletion base until we determine whether proved reserves can be assigned to the properties. We review the properties quarterly for impairment. During the year ended December 31, 2007 and the period from August 10, 2006 (inception) to December 31, 2006, we did not record any impairment charges against our unproven oil and gas properties.

When we have well costs, we will transfer the total well costs to the depletable pool even when all targeted zones have not been fully evaluated. For depletion and depreciation purposes, we will convert relative volumes of oil and gas production and reserves at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes (full cost pool) may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves. Should the full cost pool exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. However, subsequent commodity price increases may be used to calculate the ceiling value.

We will accrue the future cash outflows associated with asset retirement obligations in the balance sheet along with the cost, or estimated fair value, if lower, of unproved properties and the cost of any properties not being amortized. At December 31, 2007 and 2006, we did not have any material asset retirement obligations.

Estimated reserve quantities and future net cash flows have the most significant impact on the results of operations because we use these reserve estimates in providing a measure of the overall value of our oil and gas properties. Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of these technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission, such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgment of the persons preparing the estimate. We have not conducted a reserves estimate on our properties because our operator is developing the properties and we have not earned our 25% interest in the wells.

As the operator successfully develops the properties in accordance with the terms of our agreement, the operator is entitled to recover all of the costs of drilling, completing, equipping and operating the first 10 wells. Thereafter, we will be entitled to a 25% working interest in Chesapeake’s interest in the wells. Once we are entitled to our working interest, gas and oil prices, revenue, taxes, development expenditures, operating expenses and reserves of recoverable gas and oil most likely will vary from our estimates, and any significant variance could materially affect the quantity and present value of our reserves. We may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration and development and prevailing gas and oil prices. Our reserves may be susceptible to drainage by operators on adjacent properties.

Financial Instruments

Fair Value of Financial Instruments

Our financial instruments include cash, accounts payable, accrued liabilities and accrued professional fees. The fair value of these financial instruments approximates their carrying values due to their short maturities.

Concentration of Credit Risk

The financial instrument that potentially subjects us to a significant concentration of credit risk consists principally of cash. At December 31, 2007 and 2006, we had approximately $472,000 and $100,000, respectively in cash that was not insured. This cash is on deposit with a major Canadian chartered bank. As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution. We have not experienced any losses in cash balances and do not believe that our cash is exposed to any significant credit risk.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 155 Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement was effective for us on January 1, 2007. Adoption of SFAS 155 did not have a material impact on our financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 was effective for us on January 1, 2007. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 did not have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (or FIN 48), Accounting for Uncertainty in Income Taxes. Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 was effective beginning January 1, 2007.

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Our adoption of FIN 48 had an immaterial impact on our consolidated financial position and did not result in our recording unrecognized tax benefits. Accordingly, we have accrued no corresponding interest and penalties. We file income tax returns in the U.S. federal and state jurisdictions. No federal or applicable state income tax examinations are underway in these jurisdictions. We are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for the tax years before 2003 and for state and local tax authorities for the years before 2002. Prior years’ net operating losses, however, remain open for examination.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 will be effective for us on January 1, 2008. We do not expect our adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for us. We do not expect our adoption of SFAS 158 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for us on January 1, 2008. We do not expect our adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS 141, Business Combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141 (R) will be effective for us on January 1, 2009. We do not expect the adoption of SFAS 141(R) to have a significant impact on our consolidated financial statements.

In December 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for us on January 1, 2009. We do not expect the adoption of EITF 07-1 to have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 will be effective for us on January 1, 2009. We do not expect adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. EITF 07-03 will be effective for us on January 1, 2008. The pronouncement is not expected to have a material effect on our consolidated financial statements.

OUR OBJECTIVES AND AREAS OF FOCUS

We were incorporated on August 10, 2006 as Vallenar Holdings, Inc. and changed our name to Rock City Energy Corp. on January 26, 2007. We did not have any operations between August 10 and August 24, 2006. Between August 10, 2006, and December 31, 2007, we had no revenue and accumulated a deficit of $263,197.

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

We are a holding company based in Newport Beach, California. On September 20, 2006, our former parent, Brek Energy Corporation, disclosed that it had entered into an Agreement and Plan of Merger with Gasco Energy, Inc. and Gasco Acquisition, Inc. As a condition of the merger, Brek agreed to spin off all of its shares of our capital stock to its shareholders. Brek completed the spin-off on November 30, 2007.

Through Vallenar, we have interests in the deep zone in eight oil and gas leases and in the shallow zone in seven oil and gas leases covering 9,191 gross acres (8,233 net deep acres and 958 net shallow acres) in the Rocksprings Prospect in the Val Verde Basin of Edwards County, Texas. In this discussion, when we discuss the deep rights, we mean the rights to develop and extract hydrocarbons from depths below 1,500 feet. When we discuss the shallow rights, we mean the rights to develop and extract hydrocarbons from the surface to 1,500 feet. The eight leases are designated, for purposes of this discussion, as follows:

•	The deep Allar lease is one lease conveying the rights to develop and extract hydrocarbons from depths below 1,500 feet on approximately 7,749.644 acres.
•	The Baggett leases refer to six leases conveying the rights to develop and extract hydrocarbons at any depth from approximately 650.9 acres.

•
The new Driver lease refers to one lease conveying the rights to develop and extract hydrocarbons at any depth from approximately 158 deep acres and 632 shallow acres. The original Driver Lease, comprising 790 gross and net acres, expired in February 2007. Our operator obtained a new lease covering the same acreage and has an undivided 80% (68.75% until November 2007) interest in the mineral rights. Our proportionate interest in the new Driver lease is 25% of the operator’s interest (158 acres) in the deep rights, or a net interest of 20%, and 100% interest (632 acres) in the shallow rights, or a net interest of 80%. We have the right to a pro rata interest in any additional interest that the operator acquires.

The deep Allar lease, the Baggett leases and the new Driver lease all include provisions that allow their primary terms to be extended for so long as operations are conducted on the land with no cessation for more than 180 consecutive days in the case of the deep Allar lease, 90 consecutive days in the case of the Baggett leases, and 60 consecutive days in the case of the new Driver lease. Operations are defined as drilling, testing, completing, marketing, recompleting, deepening, plugging back or repairing of a well in search for, or in an endeavor to obtain production of, oil, gas, sulphur or other minerals, or the production of oil, gas, sulphur or other mineral, whether or not in paying quantities.

We had an interest in a ninth lease, the shallow Allar lease, covering the same acreage as the deep Allar lease, but did not conduct the work that would have extended the term of the lease, which expired in 2007.

Our goal is to develop our properties to fully exploit all of their resources, but we have not been able to do this to date because we lack working capital. Our plan is to earn revenue by assigning our rights to develop the properties covered by our leases, rather than by undertaking the expense and the risk of the exploration and development. Accordingly, on May 8, 2006, we entered into a letter agreement with Chesapeake Exploration Limited Partnership for the exploration and development of the deep rights associated with the deep Allar lease, the Baggett leases and the original Driver lease. In conjunction with the letter agreement, we executed an assignment of the deep Allar lease and the deep rights included in the Baggett leases and the original Driver lease (collectively, the assigned leases) to Chesapeake on June 9, 2006. The assignment is subject to all the applicable terms and provisions of the letter agreement.

In the letter agreement, Chesapeake agreed to initiate drilling operations on the land covered by the assigned leases before the end of their primary terms in February 2007. If Chesapeake successfully completes a well capable of producing hydrocarbons in commercial quantities, Chesapeake will perpetuate the assignment of the assigned leases. No other specific provisions in the assignment govern expiration or termination. We cannot guarantee that Chesapeake will successfully develop the oil and gas reserves on the properties covered by the assigned leases.

If Chesapeake successfully develops the properties in accordance with the terms of the letter agreement, Chesapeake is entitled to recover all of the costs of drilling, completing, equipping and operating the first 10 wells, otherwise known as payout. Thereafter, we are entitled to a 25% working interest in Chesapeake’s interest in the wells. We have the right to participate in any wells that Chesapeake drills after the first 10, with a 25% working interest if we elect to participate from the outset and pay our proportionate share of the costs, or a 6.25% working interest after payout if we elect not to participate and pay our proportionate share.

The letter agreement permits us to propose a well if Chesapeake fails to begin drilling a well on acreage covered by the assigned leases at least sixty days before the expiration of the terms of the assigned leases. Chesapeake may participate in any proposed well, so long as it consents within fifteen days of our proposal.

While we retained the shallow rights to all of the leases and have, under the terms of the letter agreement, the right to drill wells on the undeveloped portion of the leased properties, we do not have the funds to develop these rights.

Under the terms of the letter agreement, aside from initiating drilling operations, Chesapeake is required to:

● obtain a 3-D seismic survey over the area covered by the assigned leases at its own expense,
● provide interpretive data relating to the acreage covered by the assigned leases, and, in the initial well, provide an array of logs, including a magnetic imaging log and sidewall cores in the shallow zone of the assigned leases,

● assign to us our proportionate interest in wellbores according to the level of participation that we have elected,
● transport our gas for $0.50/mcf (mcf means 1,000 cubic feet), which includes processing fees and costs, and market our gas for $0.03/mcf, and
● immediately begin the process of building or procuring a pipeline to transport the gas to market once it has successfully completed a well capable of producing natural gas in commercial quantities.

Chesapeake has drilled four wells—two on the acreage covered by the Baggett leases, and two on the acreage covered by the deep Allar lease. In 2007, Chesapeake paid shut in royalties to perpetuate the terms of the Baggett leases and conducted continuous operations to perpetuate the terms of the deep Allar lease. One of the wells on the Allar acreage was completed as a dry hole and the second was connected to a pipeline on January 10, 2008. The two wells on the Baggett leases were connected to a pipeline on December 21, 2007, thus perpetuating the terms of the Baggett leases. We have not yet received any payout information from Chesapeake. Chesapeake has informed us that they intend to drill a third well on the Allar acreage in April, 2008, and to continue to maintain the 180-day continuous development provision of the lease.

Chesapeake did not initiate drilling on the property covered by the original Driver lease that we assigned to it. Instead, Chesapeake, through a partner, top-leased the acreage covered by the original Driver lease to February 2010 but obtained only an undivided 68.75% interest in the oil, gas and all other mineral rights. Our proportionate interest in the new Driver lease is 25% of Chesapeake’s interest in the deep rights and 100% of Chesapeake’s interest in the shallow rights. We are entitled to our proportionate share of any additional interest that Chesapeake acquires in the new Driver lease. Chesapeake informed us in November 2007 that they acquired an additional 11.25% interest in the new Driver lease, for a total of 80%, which increases our interest in the deep rights to 20% and in the shallow rights to 80%. We have not seen the agreement under which Chesapeake takes its interest in the new Driver lease and are relying entirely on the terms of the letter agreement and Chesapeake’s representations that we have an interest in the new Driver lease.

OPERATIONS REVIEW

We had a net loss of $255,718 during the year ended December 31, 2007. At December 30, 2007, we had a cash balance of $472,108. When our cash balance is offset against our current obligations of $17,663 in accounts payable, $1,903 in accrued liabilities, $28,117 in accrued professional fees and $8,007 due to a related party, we are left with working capital of $416,418 at December 31, 2007.

We believe that our cash and cash equivalents as of the date of this filing are adequate to satisfy our working capital needs for the next twelve months.

Our independent registered public accounting firm has added an explanatory paragraph to the audit opinion issued in connection with our consolidated financial statements for the year ended December 31, 2007 which states that our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable oil and gas properties, generate revenue from oil and gas production and control our drilling, production and operating costs. We plan to mitigate our losses in the future through an agreement with Chesapeake whereby Chesapeake has agreed to initiate drilling operations on the oil and gas properties and pay the exploration, drilling, completing, equipping and operating costs associated with developing the oil and gas properties. Based upon our current plans, we expect to incur operating losses in the future and cannot assure that we will be able to obtain additional financing, locate profitable oil and gas properties, generate revenue from oil and gas production or control drilling, production or operating costs, or that Chesapeake will initiate drilling operations or pay for the exploration, drilling, completing, equipping or operating costs associated with developing the oil and gas properties. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related-party transactions

At December 31, 2007, we owed $8,007 to a company controlled by one of our officers for administrative fees. During the year ended December 31, 2007, we accrued $7,950 in administrative fees to this company.

During the year ended December 31, 2007, we paid $200,000 in management fees to our former parent company.

Overriding Royalty Interest

Our president has overriding royalty interests in all oil, gas and other minerals produced of 3.17% in six of the oil and gas leases and 1.5% in one of the oil and gas leases as a result of an agreement made in 2001.

Comparison of the year ended December 31, 2007 and the period from August 10, 2006 (inception) to December 31, 2006

Overall results of operations

During the year ended December 31, 2007, we had a net loss of $255,718, primarily due to professional, regulatory and administrative costs. During the period from August 10, 2006 (inception) to December 31, 2006 we had a net loss of $7,479, primarily due to professional costs.

Expenses

During the year ended December 31, 2007, we incurred $260,835 in expenses: approximately $9,000 for administrative services, primarily accounting services; approximately $16,000 and $36,000 for regulatory and professional fees in conjunction with the filing of a registration statement and our third quarter report on Form 10-QSB; and $200,000 for the professional, management and administration costs associated with our spin-off from Brek.

During the period from August 10, 2006 (inception) to December 31, 2006, we incurred $7,648 in expenses, of which approximately $7,000 was for professional fees.

We expect our administrative and professional expenses to decrease during the next 12 months by approximately $100,000 because we don’t have any more spin-off expenses, but our administrative and professional fees will increase to pay for our ongoing accounting and auditing costs, and to update our registration statement and continue filing reports required by the Securities Exchange Act of 1934.

Interest Income

During the year ended December 31, 2007, we earned interest income of $3,448 on our bank deposits. We expect our interest income to decline as we use the funds on deposit to cover our expenses.

We earned interest income of $2,268 for the period from August 10, 2006 (inception) to December 31, 2006, on a note receivable from Brek.

LIQUIDITY AND CAPITAL RESOURCES AND PLAN OF OPERATION

Liquidity and Capital Resources

In the notes to our consolidated financial statements as of December 31, 2007, we caution that our ability to continue as a going concern is uncertain. We have not generated any revenue to cover our expenses and have accumulated a deficit of $263,197. As of December 31, 2007, we had $55,690 in current liabilities. When these liabilities are offset against our current assets of $472,108 cash, we are left with working capital of $416,418. On June 7, 2007, we issued 4,000,000 shares of our common stock at $0.15 per share to Brek for $600,000 cash. The funds we raised in this offering should be adequate to support our operations for the next 12 months. We are in the early stage of exploration and we have not produced any revenue from our oil and gas properties. Thus far, management has devoted most of its time to conducting exploratory work and developing our business. Our plans over the next twelve months include raising equity capital and exploring and developing our properties through our agreement with Chesapeake.

We are not certain that Chesapeake will be able to develop our properties, profitably or at all. Since May 8, 2006, the date of the letter agreement with Chesapeake, Chesapeake has begun drilling operations on the properties covered by seven leases, designing a pipeline, and negotiating with various landowners for permission to cross their lands to build the pipeline. If Chesapeake successfully obtains the appropriate easements and builds the pipeline, we expect that Chesapeake can sell the gas produced. If Chesapeake can develop the properties, the fluctuation of gas prices will impact the amount of revenue earned from the leases. If the resources required to develop the wells are in high demand, the development costs will increase, which will likely delay our earning any revenue. We are dependent on Chesapeake to both produce the gas and buy the gas produced. We cannot be certain that we will ever receive revenue from our agreement with Chesapeake.

Table 3 summarizes our sources and uses of cash for the following periods:

Table 3
Sources and Uses of Cash
	Year Ended	August 10, 2006 (Inception) to
	December 31, 2007	December 31, 2006
Net cash provided by investment activities	$—	$160,548
Net cash provided by financing activities	600,000	—
Net cash used in operating activities	(228,183)	(60,257)
Net increase in cash	$371,817	$100,291

Net cash used in operating activities

We used $228,183 of cash for operations during the year ended December 31, 2007, primarily to pay $200,000 in professional fees and $5,904 to a former related party, and to decrease our minority interest by $1,669. These expenditures were offset by increases in accounts payable of $13,588, accrued liabilities of $1,903, and accrued professional fees of $19,617.

Net cash used in investment activities

During the year ended December 31, 2007, we had no investment activities.

Net cash provided by financing activities

During the year ended December 31, 2007, we sold 4 million shares of our common stock at $0.15 per share and received cash of $600,000.

Plan of Operation

Chesapeake paid a shut in royalty to extend the terms of the Baggett leases and has conducted continuous operations on the deep Allar acreage. As a result of Chesapeake’s actions, all of the acreage covered by the assigned leases has been secured beyond the original termination dates of the leases. However, as noted under the discussion titled “Our Objectives and Areas of Focus” above, in order to continue the terms of the assigned leases beyond the original termination dates, operations cannot cease for the periods of time specified in the leases. Chesapeake intends to drill a third well to continue operations on the Allar acreage in April, 2008. The primary term of the new Driver lease expires in 2010, so no operations are required on the Driver acreage until then. We sent the data from the wells drilled on the Allar acreage for a professional review to determine the potential in the shallow zone. The results were not encouraging. As we do not have the professional expertise or the financial resources to conduct our own operations, we elected not to drill into the shallow zone on the Allar acreage and let the shallow Allar lease expire in 2007.

We plan to seek other oil and gas projects as our financial condition permits, and to find experienced operators to develop the properties in exchange for a working interest on terms similar to the agreement we have with Chesapeake.

We have no other operations. If our oil and gas leases are not successfully developed, we will earn no revenue.

In March 2007, we sold 4,000,000 shares of our common stock to Brek at a price of $0.15 per share for gross proceeds of $600,000. We estimate that our annual operating costs will be about $150,000, which does not include the costs of acquiring future oil and gas leases or properties. These costs are made up of our administrative, legal and regulatory costs. Nathan’s operating costs are paid by Vallenar. If Vallenar’s working capital is insufficient to meet its own and Nathan’s operating costs, then Vallenar will be required to raise the funds necessary to continue its and Nathan’s operations. If that were the case, we would likely provide additional capital to Vallenar, either in the form of a loan or through an investment in additional shares of Vallenar’s common stock. However, we cannot guarantee that we will have the cash available if Vallenar or Nathan need money, or that we would be able obtain funding from a third party.

We cannot guarantee that Chesapeake will successfully develop the oil and gas reserves on the properties covered by the leases or that we will be able to rely on any other source for cash to cover our cash requirements if we were unable to do so with the cash we have on hand.

We do not expect to purchase a plant or any significant equipment or to have any significant changes in the number of employees over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We do not have any non-consolidated, special-purpose entities.

INCOME TAXES

Table 4 sets out our deferred tax assets as of December 31, 2007 and 2006. We have established a 100% valuation allowance as we believe it is more likely than not that the deterred tax assets will not be realized.

Table 4
Deferred Tax Assets
	2007	2006
Federal loss carryforwards	$218,511	$131,000
Less: Valuation allowance	(218,511)	(131,000)
	$—	$—

We established a 100% valuation allowance based on our deferred tax assets and our current operating results. If our operating results improve significantly, we may have to record our deferred taxes in our consolidated financial statements, which could have a material impact on our financial results.

CONTINGENCIES AND COMMITMENTS

We had no contingencies or long-term commitments at December 31, 2007, and have none as of the date of this filing.

As is customary in the oil and gas industry, we may at times have agreements to preserve or earn acreage or wells. If we do not perform as required by the agreements, which might require that we pay money or engage in operations such as drilling wells, we could lose the acreage or wells.

CONTRACTUAL OBLIGATIONS

We did not have any contractual obligations at December 31, 2007, and do not have any as of the date of this filing.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

We have funded our operations solely through the issuance of shares of our common stock. We have no commitments for financing.

INFLATION

We do not believe that inflation will have a material impact on our future operations.

Other than as we have described in this discussion, we know of no trends, events or uncertainties that could impact our revenues or liquidity.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

Vallenar Energy Corp., through its subsidiary, Nathan Oil Partners LP, holds interests in oil and gas leases but these leases may never be successfully developed. Therefore, your common stock may never have any value.

Nathan Oil holds interests in oil and gas leases. It does not, however, have the funds to develop these leases. It has entered into an agreement with an operator, Chesapeake Exploration Limited Partnership, for drilling, completing, equipping and operating wells on its properties, but there is no guarantee that these activities will be successful. If these activities are unsuccessful, we will have no operations and earn no revenues, and your common stock may never have any value.

Our auditor has expressed doubt about our ability to continue as a going concern. If we are unable to continue our business due to a lack of money, your common stock may never have any value.

Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. At December 31, 2007 we had an accumulated deficit of $263,197. We will require additional financing to locate and purchase the rights to profitable oil and gas properties and to support the development of those properties until we achieve positive cash flow from operations. These factors raise doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage conducting our principal business is dependent upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue our operations, and our having profitable operations. If we are unable to accomplish these objectives, your common stock may never have any value.

In order to extend the terms of our leases beyond the primary term, we need to conduct operations on the properties. We lost a portion of the acreage covered by two of our leases. We could suffer such losses again in the future. A loss of acreage could have a material adverse affect on our business and results of operations.

While our leases had varying terms, all of the primary terms were due to expire between January 31, 2007 and February 8, 2007. In order to extend the primary term of each lease, we were required to conduct operations on the properties covered by the leases. We assigned all of our leases to Chesapeake Exploration Limited Partnership in exchange for Chesapeake’s agreement to initiate drilling operations on the land covered by the leases before the end of the primary term. Chesapeake drilled four wells in 2007 in order to extend the terms of eight of the leases. Chesapeake did not initiate drilling on the ninth lease covering approximately 790 acres. Instead, Chesapeake, through a partner, top-leased the acreage covered by the ninth lease to February 2010 but obtained only an undivided 68.75% interest in the mineral rights, which it has since increased to 80%. Our proportionate interest in the top lease is 25% of Chesapeake’s interest in the deep rights, or a net interest of 20%, and 100% of Chesapeake’s interest in the shallow rights, or a net interest of 80%. We lost a portion of the acreage by failing to drill a well that would extend the term. We also lost the shallow Allar lease in 2007 because we didn’t drill to extend the term. We may lose more or all of our rights in the leases if we do not have the resources to conduct operations as required by the leases. If we lose additional acreage our business and results of operations could be materially adversely affected.

In some instances members of the board of directors may be liable for losses incurred by holders of our common stock. If a shareholder were to prevail in such an action in the U.S., it may be difficult for the shareholder to enforce the judgment against any of our three board members who are not U.S. residents.

In certain instances, such as trading securities based on material non-public information, a director may incur liability to shareholders for losses sustained by the shareholders as a result of the director’s illegal or negligent activity. However, three of our directors, Richard Jeffs, Gregory Pek and Ian Robinson, reside and maintain a substantial portion of their assets outside the United States. As a result it may be difficult or impossible to effect service of process within the U.S. upon these directors or to enforce in the U.S. courts any judgment obtained here against them predicated upon any civil liability provisions of the U.S. federal securities laws.

Foreign courts may not entertain original actions predicated solely upon U.S. federal securities laws against these directors; and judgments predicated upon any civil liability provisions of the U.S. federal securities laws may not be directly enforceable in foreign countries.

As a result of the foregoing, it may be difficult or impossible for a shareholder to recover from any of these directors if, in fact, the shareholder is damaged as a result of the director’s negligent or illegal activity.

Our president, chief financial officer and director, Richard Jeffs, is the subject of an order issued by the British Columbia Securities Commission preventing him from engaging in investor relations activities in British Columbia until April 24, 2012. If we need to raise funds in British Columbia during the period prior to the expiration of the order, it may be difficult to do so since Mr. Jeffs may be unable to communicate with potential investors in British Columbia.

Richard Jeffs, our president, chief financial officer and a director, is the subject of an order dated April 24, 2007 that was issued by the British Columbia Securities Commission. Mr. Jeffs is required by the order to fully comply with the British Columbia Securities Act, the rules and regulations promulgated under the act and any other applicable regulations. He is also prohibited, for a period of five years from the date of the order, from engaging in investor relations activities in British Columbia. The order stemmed from activities taken by Mr. Jeffs on behalf of Francis Jason Dean Biller, a former resident of British Columbia, who is prohibited from trading securities and engaging in investor relations in British Columbia until February 16, 2010. The British Columbia Securities Commission alleged that Mr. Jeffs assisted Mr. Biller in relocating from Costa Rica to British Columbia for the purpose of promoting the securities of public companies to retail investors on behalf of a company under the control of Mr. Jeffs’ brother. As a result of this order, Mr. Jeffs cannot directly communicate with the investment community in British Columbia or promote the company in any way to investors residing or located in British Columbia until April 24, 2012. If we need to raise funds in British Columbia for our operations during the period prior to the expiration of the order, we may find it difficult to do so since Mr. Jeffs is prohibited from communicating with potential investors residing or located in British Columbia.

If we are unable to provide financial and administrative support for Vallenar’s day-to-day operations, our business could suffer.

Until we became its parent on August 24, 2006, Vallenar was operated as a subsidiary of Brek. After the spin-off, we became an independent public company. Our ability to satisfy our obligations and achieve or maintain profitability is now solely dependent upon the future performance of our business, as we are no longer able to rely upon the financial and other resources of Brek. As of the date of this report, we have approximately $409,000 in cash, which should be adequate to support our operations for the next twelve months.

While it owned Vallenar, Brek performed certain significant corporate functions for Vallenar, including legal and accounting services and day-to-day operational functions, such as administrative support. In connection with the spin-off, we were required to create our own, or to engage third parties to provide, corporate business functions to replace those provided by Brek. As an independent public company, we are required to bear the costs of obtaining these services. If we are unable to perform, or engage third parties to provide, these functions with the same level of expertise and on the same or as favorable terms as they had been provided by Brek, our business and operations could suffer.

There is no trading market for our shares. You may not be able to sell your shares if you need money.

There is no public market for our common stock. It is not likely that an active market for our common stock will develop or be sustained in the foreseeable future. You may not be able to sell the shares you own.

If we are successful in having our stock quoted on the OTC Bulletin Board, we will be subject to the penny stock rules. The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

If we are successful in having our stock quoted on the OTC Bulletin Board, it will be a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Substantial sales of our common stock could depress the market price of our common stock.

All of the shares of our common stock issued in the spin-off are eligible for resale in the public market. If a market for our common stock develops, it is likely that some shareholders will sell the shares of our common stock that they received in the spin-off. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could depress the market price of our common stock. We are unable to predict whether shareholders will sell substantial numbers of our common stock in the public market, if one develops.

We have not paid cash dividends and we are unlikely to pay cash dividends in the foreseeable future.

We plan to use all of our earnings, if we have any, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. You should not expect to receive cash dividends on our common stock. Accordingly, shareholders must be prepared to rely on sales of their common stock after price appreciation, which might never occur, to earn an investment return.

We have the ability to issue additional shares of our common stock and to issue preferred stock without asking for shareholder approval, which could cause your investment to be diluted.

Our articles of incorporation authorize the board of directors to issue up to 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. The power of the board of directors to issue shares of common or preferred stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our common or preferred stock may have the effect of diluting the common stock held by our shareholders.

Our articles of incorporation permit us to issue shares of preferred stock. By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

Our articles of incorporation permit us to issue 25,000,000 shares of preferred stock. Our articles of incorporation also permit our board of directors to determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the preferred stock and to fix the number of shares constituting any series and the designation of such series without further action by our shareholders.

Depending on the rights, preferences and privileges granted when we issue the preferred stock, holders of our preferred stock may delay, defer or prevent a change in control, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of and the voting and other rights of the holders of our common stock.

If a market develops for our common stock, the price of our common stock may be volatile. Your shares of common stock may lose all or part of their value.

If a market for our common stock develops, the price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. For instance, our future results of operations could be below the expectations of investors and, to the extent our company is followed by securities analysts, the expectations of these analysts. If this occurs, our stock price could decline. If a market for our common stock develops, other factors that could affect our stock price include the following:

•	changes in analysts’ recommendations or projections, if any
•	changes in market valuations of similar companies
•	actions or announcements by our competitors
•	actual or anticipated fluctuations in our operating results
•	litigation developments
•	changes in general economic or market conditions or other economic factors unrelated to our performance

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of oil and gas producing companies generally have been extremely volatile and have recently experienced sharp changes in share prices and trading volumes. These broad market fluctuations may adversely affect the trading price of our common stock.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements and supplementary data required to be included in this Item 7 are set forth at page F-1 of this Annual Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure on controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as such term is defined under Exchange Act Rule 15(d)-15(e), as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the president and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of the end of our fiscal year. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included the evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

We have made no changes in our internal control over financial reporting during the fourth quarter of the 2007 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Below is information about our directors, executive officers and significant employees. There are no family relationships among our executive officers and directors.

The number of directors required by our bylaws may not be less than one or more than eight. We have set the number of directors at six.

Table 5 sets forth certain information regarding our directors and executive officers.

Table 5
Management

Name	Age	Position

Richard N. Jeffs	62	President, chief financial officer, director
Gregory Pek	53	Director
Ian Robinson	68	Director
Michael L. Nazmack	58	Director
Eugene Sweeney	40	Director
Shawne Malone	39	Secretary, director
Joao da Costa	43	Treasurer

Except as discussed below, during the past five years, none of our officers or directors has:

•	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,
•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities,

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated, or

•	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

On April 24, 2007 the British Columbia Securities Commission issued an order prohibiting Mr. Jeffs from engaging in investor relations activities for a period of five years from the date of the order. Information relating to the circumstances surrounding the order is discussed at page 22 of this report.

Biographical Information

Richard N. Jeffs. Mr. Jeffs has been our president, chief financial officer and a director since August 2006. Mr. Jeffs was the president and chief executive officer of Brek Energy Corporation from February 2004 and a director and the chief financial officer from January 2005, until Brek Energy Corporation merged with Gasco Acquisition, Inc. on December 14, 2007. In the past five years, Mr. Jeffs has been a self-employed businessman (since 1990) and a director of a private venture capital company (since 1999).

Gregory Pek. Mr. Pek has been a director since August 2006. Mr. Pek was a co-founder of Brek Energy Corporation and held various positions with Brek Energy Corporation, including president, chief executive officer, chief financial officer and a director, from March 1999 to December 14, 2007. Since December 2002, Mr. Pek has been a director and officer of Global Financial Network Limited, a private Hong Kong company. From 1994 to 1999, Mr. Pek was an executive officer of both David Resources Company Limited, a petroleum and wine trading company, and Kong Tai International Holdings Company Limited, a real property investment company. From September 1998 to February 1999, Mr. Pek was a director of Singapore Hong Kong Properties Investment Limited, another real property investment company. Mr. Pek obtained a Bachelor of Commerce degree from the University of British Columbia in 1978 and his chartered accountant designation in 1981 after articling with Clarkson Gordon.

Ian Robinson. Mr. Robinson has been a director since August 2006. From April 2001 to December 14, 2007 Mr. Robinson was also a director of Brek Energy Corporation. Since 1995, Mr. Robinson has been the owner and managing director of Robinson Management Limited, a business consulting firm. In 1962, Mr. Robinson received his CA designation from the Institute of Chartered Accountants of Australia.

Michael L. Nazmack. Mr. Nazmack has been a director since August 2006. From March 2003 until December 14, 2007, Mr. Nazmack was a director of Brek Energy Corporation. Mr. Nazmack, a graduate of Penn State University with degrees in mechanical and civil and structural engineering, was granted his Professional Engineer’s License from the states of California and Alaska in 1979. From 1977 until 1984 he worked for Santa Fe International Corporation as project engineer on a number of oil and gas related projects including pipeline development for several of the major oil fields on the North Slope of Alaska, on which he was responsible for the planning, engineering and construction of over one billion dollars worth of oil and gas pipelines. From 1986 to 1990, Mr. Nazmack was president of Nazmack Development Corporation which built 101 condominium units in York, Pennsylvania. From 1993 to 2003 Mr. Nazmack was the vice-president of York Condominium Constructors, Inc., a builder/developer of 191 retirement condominium units and from 1997 to 2003, Mr. Nazmack was also the president of Longstown Development Corporation which developed and built another 300 retirement condominium units, all located in York, Pennsylvania. For all three of these projects, Mr. Nazmack designed the units and the site layout, did the construction surveying and personally handled the permitting, sales, and the business, legal, and engineering matters on a daily basis. Mr. Nazmack was the chairman of the board of York Industries, Inc., an aerospace and defense contractor, from February 1997 until he retired in May 2005.

Eugene Sweeney. Mr. Sweeney has been a director since August 2006. He was a director of Brek Energy Corporation from October 2004 to December 14, 2007. Mr. Sweeney has been an investment strategist for Griffin Asset Management LLC since September 2004. Mr. Sweeney was an equity and options trader from September 1999 to September 2004.

Shawne Malone. Mr. Malone has been a director since August 2006. He was a director of Brek Energy Corporation from October 2004 to December 14, 2007. From March 1999 through June 2004, Mr. Malone was an options specialist for TD Options LLC in New York, a subsidiary of TD Bank, a large multinational bank with headquarters in Toronto, Canada. Mr. Malone has experience trading options on a variety of assets from equities to commodities to convertible bonds.  Mr. Malone is a co-founder of, and since July 2004, has been the co-CEO of, Griffin Asset Management LLC, a money management firm headquartered in Chicago.  Mr. Malone graduated from Pennsylvania State University in 1997 with a BS in finance and international business.

Joao da Costa. Mr. da Costa has been Rock City’s treasurer since August 2006. He was the treasurer of Brek until it merged with Gasco on December 14, 2007. From 2003 to the present, Mr. DaCosta has been the owner and operator of Da Costa Management Corp. providing administrative and accounting services to a variety of companies operating in North America, South America and Europe.

Election of Directors

At a meeting of shareholders at which a quorum is present, directors are elected by a plurality of the votes cast by the shares entitled to vote in an election.

Committees of the Board of Directors

Our board of directors does not have an audit committee, a compensation committee or a nominating committee. Of our six directors, four are “independent”, as that term is defined in Section 121A of the Rules of the American Stock Exchange, therefore, in order for any action to be approved by our board, at least two of our four independent members must vote for it.

Compensation of Directors

We do not have a plan pursuant to which members of our board of directors are compensated and members of the board of directors do not receive cash compensation for their services as board members. Our directors may receive reimbursement for reasonable out-of-pocket expenses in attending meetings of the board of directors. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we would compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Recommendations by Security Holders of Nominees to the Board of Directors

We have no procedure by which shareholders may recommend nominees to our board of directors, and there has been no change in this policy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) is not applicable. We do not have a class of equity security that is registered pursuant to section 12 of the Securities Exchange Act of 1934.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and principal financial officer. We will provide to any person, upon request and without charge, a copy of our code of ethics. Requests should be in writing and addressed to Richard N. Jeffs, c/o Rock City Energy Corp., 3416 Via Lido, Suite F, Newport Beach, California 92663, or by email to rick@rockcityenergy.com.

ITEM 10.	EXECUTIVE COMPENSATION

Officer and Director Compensation

Executive Compensation

Since our inception on August 10, 2006, we have not paid any compensation to our executive officers. We have no employment agreements with any of our executive officers, nor have we issued any options or other equity-based awards to our executive officers.

Option Grants and Exercises

As disclosed above, we have granted no options to our officers or directors since our inception on August 10, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Table 6 shows the beneficial ownership, on March 24, 2008, of shares of our common stock held by all five-percent shareholders, executive officers and directors.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 24, 2008 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Table 6
Beneficial Ownership
	Beneficial Ownership
Name and Address of Beneficial Owner	Number	Nature	Percent of Class[1]
Richard N. Jeffs Flat 1, 49 Pont Street London SW1X 0BD	960,759 124,640	direct indirect	13.57
Ian Robinson 29th Floor Caroline Centre 28 Yun Ping Road Causeway Bay, Hong Kong SAR	82,858 18,664	direct indirect	1.26
Gregory M. Pek 1-F, 9 Broom Road Happy Valley, Hong Kong SAR	160,616	direct	2.01
Michael L. Nazmack 4904 Libhart Mill Road Hallam PA 17406	100,752 902	direct indirect	1.27
Shawne P. Malone 3416 Via Lido, Suite F Newport Beach, CA 92663	37,652 18,699	direct indirect	0.70
Eugene Sweeney 3416 Via Lido, Suite F Newport Beach, CA 92663	68,519	direct indirect[2]	0.86
Joao da Costa 1100 Melville Street, Suite 610 Vancouver BC V6E 4A6	6,001	direct	0.07
Directors and executive officers as a group	1,580,062		19.74

[1]	Based on 8,000,000 shares of common stock issued and outstanding as of March 24, 2008.
[2]	Mr. Sweeney has not provided his indirect shareholdings.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

With the exception of Richard Jeffs and Shawne Malone, the members of our board of directors are independent, as that term is defined in Section 121A of the Rules of the American Stock Exchange.

We have assigned overriding royalty interests in all of our oil and gas leases to Florida Energy I, Inc., Richard Jeffs, our president and a director, and Marc Bruner. The assignment to Florida Energy I, Inc. assigns an overriding royalty interest equal to 2% of all oil, gas and other minerals produced and saved for our benefit pursuant to all of the leases. The assignments to Mr. Jeffs and Mr. Bruner assign to each of the assignees an overriding royalty interest equal to 3.166665% of all oil, gas and other minerals produced and saved for our benefit pursuant to the Baggett leases and equal to 1.5% of all oil, gas and other minerals produced and saved for our benefit pursuant to the deep Allar lease. While the assignments are dated April 21, 2006, they date back to 2001. At that time Mr. Jeffs was an affiliate of Vallenar because he held more than 5% of Vallenar’s issued and outstanding common stock. In 2001, Mr. Jeffs proposed to Vallenar that he and Mr. Bruner and Stephen Bruner, a principal of Florida Energy I, Inc., neither of whom was, at that time, an affiliate of Vallenar, negotiate Vallenar’s acquisition of leases in Edwards County Texas. Vallenar agreed that if favorable leases could be negotiated and Mr. Jeffs and the other two individuals could organize the financing required to acquire the leases and conduct a drilling program it would grant to these individuals, collectively, a royalty equal to the difference between the lease burdens existing on the properties and 25%, the standard burden in Texas. The leases were successfully negotiated and were signed in February 2002 and the financing was obtained. The delay in recording the royalty interests arose from a number of factors, most of which were personal to the individuals. Furthermore, because there was no production on which to calculate the royalties, there was no urgency to record the royalty assignments. When the development agreement with Chesapeake was negotiated, the parties determined that the royalty assignments needed to be recorded. Chesapeake was aware of the royalty assignments when it entered into the transaction with Nathan Oil. We believe that the assignment of the overriding royalty interests constituted terms that were at least as favorable to us as we could have obtained from unaffiliated third parties because of the risk of non-payment undertaken by Mr. Jeffs and his associates. These individuals were not paid cash compensation for their time and expertise and there was no assurance that oil or gas would be produced from the properties. No royalties have yet been paid to Mr. Jeffs, Mr. Bruner or Florida Energy I, Inc. The royalty interests in the two leases that expired in 2007 expired at the same time. The surviving royalty interests cover oil, gas and other minerals produced and saved for our benefit from seven leases covering approximately 8,400 gross acres (8,075 net acres).

While we were still a subsidiary of Brek, Brek provided office space and support staff to us at no charge. Brek also paid the costs of our executive officers. The value of the office space and services was approximately $12,000 annually. We did not have a contract with Brek that required Brek to provide these facilities and services and we never intended to repay Brek for the costs of these facilities and services. As our parent, Brek decided these terms, which were more favorable than terms we would have received from unaffiliated third parties. Since the spin-off, we have shared office space in Newport Beach with others. Our portion of the cost is $6,000 annually.

On June 28, 2002 Brek borrowed a total of $370,000 from Vallenar. The loan was payable on demand and secured with a promissory note. Simple interest accrued on the promissory note at the rate of 6% per year. Brek used the proceeds of the loan, together with cash in the amount of $30,000, to purchase 800,000 shares of Vallenar common stock. The loan was paid in full on November 8, 2006. Brek paid a total of $55,519 in interest over the term of the loan.

ITEM 13.	EXHIBITS

Exhibit No.	Title
3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Paid Up Oil and Gas Lease dated February 1, 2002 between The Allar Company, et al. and Nathan Oil Partners LP*
10.2	Paid Up Oil and Gas Lease dated February 1, 2002 between The Allar Company, et al. and Nathan Oil Partners LP*
10.3	Oil, Gas and Mineral Lease dated February 8, 2002 between Candace Baggett and Nathan Oil Partners LP*
10.4	Oil, Gas and Mineral Lease dated February 8, 2002 between Pam Rhoades Davis and Nathan Oil Partners LP*
10.5	Oil, Gas and Mineral Lease dated February 4, 2002 between Anita V. Driver, individual and administratrix, and Nathan Oil Partners LP*
10.6	Oil, Gas and Mineral Lease dated February 8, 2002 between Richard Nichols and Nathan Oil Partners LP*
10.7	Oil, Gas and Mineral Lease dated February 6, 2002 between Margie L. Rhoades, attorney in fact, and Nathan Oil Partners LP*
10.8	Oil, Gas and Mineral Lease dated February 6, 2002 between Dale Robert Rhoades, Jr. and Nathan Oil Partners LP*
10.9	Oil, Gas and Mineral Lease dated February 8, 2002 between Eddie Thomas and Nathan Oil Partners LP*
10.10	Assignment of Overriding Royalty Interests in favor of Richard N. Jeffs dated April 21, 2006 (management contract)*
10.11	Assignment of Overriding Royalty Interests in favor of Marc Alan Bruner dated April 21, 2006*
10.12	Assignment of Overriding Royalty Interests in favor of Florida Energy I, Inc. dated October 4, 2002*
10.13	Letter agreement dated April 3, 2006 between Chesapeake Exploration Limited Partnership and Nathan Oil Partners LP (including Model Form Operating Agreement)*
10.14	Assignment of Oil and Gas Leases in favor of Chesapeake Exploration Limited Partnership and dated June 9, 2006*
10.15	Promissory Note dated June 28, 2002 from Brek Energy Corporation in favor of Vallenar Energy Corp.*
10.16	Subscription Agreement dated March 7, 2007 between Brek Energy Corporation and Rock City Energy Corporation*
10.17	Corrected Assignment of Overriding Royalty Interests in favor of Richard N. Jeffs dated November 1, 2007 (management contract)**
10.18	Corrected Assignment of Overriding Royalty Interests in favor of Marc Alan Bruner dated November 1, 2007**
21	List of significant subsidiaries of Rock City Energy Corp.**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Incorporated by reference from our registration statement on Form SB-2 filed with the Securities and Exchange Commission on December 13, 2006.
**	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Table 7 sets forth fees that Mendoza Berger & Company LLP has charged us during the fiscal years ended December 31, 2007 and December 31, 2006 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Table 7
Auditors’ Fees
	December 31
Fees	2007	2006
Audit fees	$22,313	$4,000
Audit-related fees	—	—
Tax-related fees	3,880	5,000
All other fees	—	—
Total fees	$26,192	$9,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008
ROCK CITY ENERGY CORP.

By:  /s/ Richard N. Jeffs

Richard N. Jeffs,
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 31st day of March 2008.

SIGNATURE, TITLE

/s/ Richard N. Jeffs

Richard N. Jeffs
President, Chief Financial Officer and
Director

/s/ Ian Robinson

Ian Robinson
Director

/s/ Gregory Pek

Gregory Pek
Director

/s/ Michael L. Nazmack

Michael L. Nazmack
Director

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006,
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM AUGUST 10, 2006 (INCEPTION)
THROUGH DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rock City Energy Corp.

We have audited the accompanying consolidated balance sheets of Rock City Energy Corp. (an exploration stage company), as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (August 10, 2006) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock City Energy Corp. (an exploration stage company) as of December 31, 2007 and 2006, and the results of its consolidated operations and its cash flows for the years then ended and for the period from inception (August 10, 2006) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

/s/Mendoza Berger & Company, LLP

Irvine, California
March 21, 2008

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS

Current assets
Cash	$472,108	$100,291
Total current assets	472,108	100,291

Unproved oil and gas properties	100	100
Total assets	$472,208	$100,391

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$17,663	$4,075
Accrued liabilities	1,903	—
Accrued professional fees	28,117	8,500
Due to related party	8,007	13,911
Total current liabilities	55,690	26,486

Commitments and contingencies	—	—

Minority interest	38,285	39,954

Stockholders' equity
Preferred Stock, 25,000,000 shares authorized; $0.001 par value,
0 shares issued and outstanding	—	—
Common Stock, 200,000,000 shares authorized; $0.001 par value,
8,000,000 and 4,000,000 shares issued and outstanding
at December 31, 2007 and 2006	8,000	4,000
Additional paid-in capital	633,430	37,430
Accumulated deficit	(263,197)	(7,479)
Total stockholders' equity	378,233	33,951
Total liabilities and stockholders' equity	$472,208	$100,391

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	August 10, 2006	August 10, 2006
	Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Expenses

General and administration	$8,718	$421	$9,139
Professional	236,078	7,102	243,180
Regulatory	16,039	125	16,164
Total expenses	260,835	7,648	268,483

Other income
Interest	3,448	2,268	5,716

Net loss before franchise tax and minority interest	(257,387)	(5,380)	(262,767)

Franchise tax	—	(1,021)	(1,021)

Net loss before minority interest	(257,387)	(6,401)	(263,788)

Minority interest	1,669	(1,078)	591

Net loss for the year	$(255,718)	$(7,479)	$(263,197)

Basic and diluted loss per share	$(0.04)	$(0.00)

Basic and diluted weighted average shares outstanding	6,279,452	4,000,000

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND
FOR THE PERIOD FROM INCEPTION (AUGUST 10, 2006) THOUGH DECEMBER 31, 2006

	Common Stock Issued		Additional
	Number of		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

August 10, 2006	—	$—	$—	$—	$—

Issuance of common stock	4,000,000	4,000	37,430	—	41,430

Net loss	—	—	—	(7,479)	(7,479)

Balance, December 31, 2006	4,000,000	4,000	37,430	(7,479)	33,951

Issuance of common stock	4,000,000	4,000	596,000	—	600,000

Net loss	—	—	—	(255,718)	(255,718)

Balance, December 31, 2007	8,000,000	$8,000	$633,430	$(263,197)	$378,233

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	August 10, 2006	August 10, 2006
	Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(255,718)	$(7,479)	$(263,197)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Cash acquired on acquisition of subsidiary	—	294	294
Minority interest	(1,669)	1,078	(591)

Changes in operating assets and liabilities:
Accounts payable	13,588	(67,347)	(53,759)
Accrued liabilities	1,903	—	1,903
Accrued professional fees	19,617	8,500	28,117
Due to related party	(5,904)	4,697	(1,207)
Net cash used in operating activities	(228,183)	(60,257)	(288,440)

Cash flows from investment activities:
Proceeds from note receivable from related party	—	160,548	160,548
Net cash provided by investment activities	—	160,548	160,548

Cash flows from financing activities:
Cash received on issuance of common stock	600,000	—	600,000
Net cash provided by financing activities	600,000	—	600,000

Net increase in cash	371,817	100,291	472,108
Cash, beginning of period	100,291	—	—
Cash, end of period	$472,108	$100,291	$472,108

Supplemental cash flow information:
Cash paid during the period for:
Franchise taxes	$—	$1,021	$1,021
Interest	$—	$—	$—

Non-cash items:
Common shares issued on acquisition of subsidiary	$—	$41,430	$41,430
Net assets acquired on acquisition of subsidiaries (net of cash)	$—	$(80,012)	$(80,012)
Minority interest	$—	$38,876	$38,876

The accompanying notes are an integral part of these consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Rock City Energy Corp. was incorporated in the State of Nevada on August 10, 2006 as Vallenar Holdings, Inc. On August 24, 2006, Rock City acquired a 51.53% interest in Vallenar Energy Corp., a company incorporated in the State of Nevada on January 27, 1999. Vallenar owns all of Nathan Oil Operating Co. LLC, a company organized in the State of Texas on October 31, 2001. Vallenar has a 99% interest in Nathan Oil Partners LP, a limited partnership formed in the State of Texas on October 31, 2001. Nathan Oil Operating Co. LLC has a 1% interest in Nathan Oil Partners LP.

Rock City is involved in the oil and gas exploration business. Through Vallenar’s subsidiary, Nathan Oil Partners LP, Rock City has an interest in several oil and gas leases in the state of Texas. In these notes, the terms “Company”, “we”, “us” or “our” mean Rock City Energy Corp. and its subsidiary whose operations are included in these consolidated financial statements.

Exploration Stage

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars. The Company has not produced any revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (SFAS) No. 7.

The Company is in the early exploration stage. In an exploration stage company, management devotes most of its time to conducting exploratory work and developing its business. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The Company’s continuation as a going concern and its ability to emerge from the exploration stage with any planned principal business activity is dependent upon the continued financial support of its shareholders and its ability to obtain the necessary equity financing and attain profitable operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the financial statements of Rock City and Vallenar, its majority owned subsidiary, and Vallenar’s subsidiaries, Nathan Oil Partners LP and Nathan Oil Operating Co. LLC. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At December 31, 2007, the Company did not have any cash equivalents.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

Foreign Exchange Risk

The Company is subject to foreign exchange risk for sales and purchases denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not believe that it has any material risk to its foreign currency exchange.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable, accrued liabilities and accrued professional fees. The fair value of these financial instruments approximates their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash.

At December 31, 2007 and 2006, the Company had approximately $472,000 and $100,000, respectively in cash that was not insured. This cash is on deposit with a major chartered Canadian bank. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s consolidated financial statements are based on a number of significant estimates, including an estimate for accrued liabilities and accrued professional fees.

Revenue Recognition

Oil and gas revenue will be recognized as income when oil or gas is produced and sold. Interest revenue is recognized at the end of each month. Interest revenue consists of interest earned on money on deposit in our bank accounts and interest earned on the note receivable from a former related party (see Note 5).

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived Assets

At December 31, 2007 and 2006, the Company’s only long-lived asset was its unproved oil and gas properties. Unproved properties whose costs are individually significant are assessed individually. Where it is not practicable to assess individually, such properties may be grouped for an assessment of impairment. Impairment of unproved properties is estimated based on primary lease terms, geologic data and average holding periods. The Company’s unproved properties are evaluated quarterly for the possibility of potential impairment. The Company has no other long-lived assets and has not recognized any impairment losses with respect to its unproved properties. See related disclosures under the caption “Unproved Oil and Gas Properties.”

Income Taxes

Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires that the expense for stock compensation be recorded based on a fair value method.

The Company follows the “modified prospective method”, which requires the Company to recognize compensation costs for all share-based payments, whether granted, modified or settled, in its consolidated financial statements.

Comprehensive Income

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. The Company had no comprehensive income for the year ended December 31, 2007.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unproved Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas leases and acquisition and development of oil and gas properties are capitalized into a single cost center (full cost pool). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities, and the costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. We did not incur any costs associated with production or general corporate activities nor did we capitalize any internal costs during the year ended December 31, 2007 or the period from August 10, 2006 (inception) to December 31, 2006.

Depletion of exploration and development costs is computed using the units-of-production method based upon estimated proven oil and gas reserves. The costs of unproved properties are withheld from the depletion base until it is determined whether proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. During the year ended December 31, 2007 and the period from August 10, 2006 (inception) to December 31, 2006, we did not record any impairment charges against the unproven oil and gas properties.

Total well costs are transferred to the depletable pool even when all targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes (full cost pool) may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved gas reserves plus the cost or estimated fair value, if lower, of unproven properties. In accordance with SFAS 143 and Staff Accounting Bulletin No. 106 (SAB 106), future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet have been excluded from the present value of estimated future net cash flows used in the ceiling test calculation. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation

The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company did not have any proved oil and gas properties or asset retirement obligations at December 31, 2007 or 2006.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the dilution that could occur upon the exercise of options and warrants to acquire common stock, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares that the Company could have repurchased with the proceeds from the exercise of options and warrants (which are assumed to have been made at the average market price of the common shares during the reporting period).

Potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would be anti-dilutive.

At December 31, 2007, the Company had 8,000,000 shares of common stock issued and outstanding and no outstanding options, warrants or convertible debt.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 (SFAS 155) Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement was effective for the Company on January 1, 2007. Adoption of SFAS 155 did not have a material impact on the Company’s financial position or results of operations.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156 (SFAS 156), Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 was effective for the Company on January 1, 2007. The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 did not have a material impact on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (Interpretation No. 48 or FIN 48), Accounting for Uncertainty in Income Taxes. Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 was effective beginning January 1, 2007.

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files income tax returns in the U.S. federal and state jurisdictions. No federal or state income tax examinations are underway in these jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. The Company does, however, have prior years’ net operating losses which remain open for examination.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 will be effective for the Company on January 1, 2008. The adoption of SFAS 157 is not expected to have a significant impact on our consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of a defined benefit post retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. Adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company on January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will be effective for the Company on January 1, 2009. We do not expect the adoption of SFAS 141(R) to have a significant impact on our consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for the Company on January 1, 2009. We do not expect the adoption of EITF 07-1 to have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 will be effective for the Company on January 1, 2009. We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. EITF 07-03 will be effective for the Company on January 1, 2008. The pronouncement is not expected to have a material effect on our consolidated financial statements.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

3.	GOING CONCERN

The Company has accumulated a deficit of $263,197 since inception and will require additional financing to fund and support its operations until it achieves positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable oil and gas properties, generate revenues from oil and gas production and control its drilling, production and operating costs. The Company plans to mitigate its losses in future through its joint operating agreement with a Texas oil and gas company (operator) whereby the operator has agreed to initiate drilling operations on the oil and gas properties and pay the exploration, drilling, completing, equipping and operating costs associated with developing the oil and gas properties. Based upon current plans, the Company expects to incur operating losses in future periods and there is no assurance that the Company will be able to obtain additional financing, locate profitable oil and gas properties, generate revenues from oil and gas production and control its drilling, production or operating costs, or that the operator will initiate drilling operations or pay for the exploration, drilling, completing, equipping or operating costs associated with developing the oil and gas properties. These consolidated financial statements do not include any adjustments that might result from the realization of these uncertainties.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

4.	UNPROVED OIL AND GAS PROPERTIES

The Company has interests in eight oil and gas leases, comprising 9,191 gross acres (8,233 net deep acres and 958 net shallow acres) in Edwards County in Texas.

The following table presents information regarding the Company’s net property acquisition costs incurred during the year ended December 31, 2007 and during the period from August 10, 2006 (inception) to December 31, 2006 on its unproved properties:

	December 31, 2007	December 31, 2006
Unproved oil and gas properties	$—	$—

The following table presents information regarding the Company’s unproved property leasehold acquisition costs in the area indicated:

	December 31, 2007	December 31, 2006
Texas	$100	$100

The following table summarizes oil and gas property costs not being amortized by the year in which the costs were incurred:

	December 31, 2007	December 31, 2006
Acquisition costs	$—	$100

The Company’s unproven properties are evaluated periodically for the possibility of impairment. During the year ended December 31, 2007 and the period from August 10, 2006 (inception) to December 31, 2006, no impairment charges were recorded against the unproven oil and gas properties.

The Company has an interest in eight leases located in Edwards County in Texas:

The Deep Allar Lease is one lease covering the rights to develop and extract hydrocarbons from depths below 1,500 feet from approximately 7,750 acres.

The Baggett Leases are six leases covering the rights to develop and extract hydrocarbons at any depth from approximately 651 acres.

The Driver Lease is one lease covering the rights to develop and extract hydrocarbons at any depth from approximately 158 deep acres and 632 shallow acres. The original Driver Lease, comprising 790 gross and net acres, expired in February 2007. The Company’s operator obtained a new lease covering the same acreage and has an undivided 80% (68.75% until November 2007) interest in the mineral rights. The Company’s proportionate interest in this eighth lease is 25% of the operator’s interest (158 acres) in the deep rights, or a net interest of 20%, and 100% interest (632 acres) in the shallow rights, or a net interest of 80%.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

4.	UNPROVED OIL AND GAS PROPERTIES (Continued)

All of the leases include provisions that allow their primary terms to be extended for so long as operations are conducted on the land with no cessation for more than 180 consecutive days in the case of the Deep Allar Lease, 90 days in the case of the Baggett Leases, and 60 consecutive days in the case of the Driver Lease. Operations are defined as drilling, testing, completing, marketing, recompleting, deepening, plugging back or repairing of a well in search for or in an endeavor to obtain production of oil, gas, sulphur or other minerals, or the production of oil, gas, sulphur or other mineral, whether or not in paying quantities.

On May 8, 2006, Vallenar entered into a letter agreement dated April 3, 2006, with a Texas oil and gas company (operator) for the development of the Company’s oil and gas properties in Texas. Under the agreement, the operator can earn a 100% leasehold interest in the leases to depths below 1,500 feet in exchange for drilling until it has completed a well capable of producing hydrocarbons in commercial quantities. When the operator has completed the first 10 wells and recovered 100% of the costs to drill the wells (payout), the Company can back in for a 25% working interest in the wells. On future wells, the Company can either participate from the outset to earn a 25% working interest, or back in after payout to earn a 6.25% working interest.

Pursuant to an assignment of oil and gas leases dated June 9, 2006, the Company assigned all of its oil and gas leases, so far as they cover depths below 1,500 feet, to the operator in exchange for the operator’s initiating drilling operations on the land covered by the leases before the primary terms of the leases expire. If the operator successfully completes a well capable of producing hydrocarbons in commercial quantities, this assignment of oil and gas leases will become permanent.

Overriding royalty interests in the oil and gas leases totaling between 5% and 8.33% of all oil, gas and other minerals produced, were assigned to three parties, one a related party, between October 4, 2002 and April 21, 2006 (see Note 5).

5.	RELATED PARTY TRANSACTIONS

Due from Related Party

At December 31, 2007, the Company owed $8,007 to a company controlled by an officer. During the year ended December 31, 2007, the Company accrued $7,950 in administrative fees to this company.

During the period from August 10, 2006 (inception) to December 31, 2006, Brek, the Company’s former parent, paid in full the note receivable of $200,000 plus accrued interest of $48,519. At December 31, 2007 and 2006, the Company owed Brek $1,730 and $13,911. At December 31, 2007, the $1,730 due to Brek was recorded in accounts payable. During the year ended December 31, 2007 the Company paid $200,000 in management fees to Brek.

Overriding Royalty Interest

The president of the Company has overriding royalty interests in all oil, gas and other minerals produced of 3.17%, in six of the oil and gas leases and 1.5%, in one of the oil and gas leases (see Note 4).

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

6.	COMMON STOCK

On August 24, 2006, the Company issued 4,000,000 common shares to Brek, its former parent, in exchange for 5,312,500 shares of common stock and 733,333 shares of preferred stock in Vallenar Energy Corp.

On June 7, 2007 the Company issued 4,000,000 common shares at $0.15 per share to Brek, its former parent, for cash of $600,000.

7.	COMMITMENTS

Oil and Gas Commitments

As is customary in the oil and gas industry, the Company may at times have commitments to preserve or earn certain acreage positions or wells. If the Company does not pay such commitments, it may lose the acreage positions or wells.

Lease Commitments

The Company had no lease commitments at December 31, 2007 or 2006.

8.	INCOME TAXES

Income tax expense has not been recognized for the year ended December 31, 2007 and during the period from August 10, 2006 (inception) to December 31, 2006 and no taxes were payable at December 31, 2007 or 2006 because the Company has incurred losses since its inception.

The following table sets out the Company’s net tax losses at December 31:

	December 31, 2007	December 31, 2006
Net tax losses	$257,387	$80,706

At December 31, 2007 and 2006, the Company had the following deferred tax assets that primarily relate to net operating losses. The Company established a 100% valuation allowance, as management believes it is more likely than not that the deferred tax assets will not be realized:

	December 31, 2007	December 31, 2006
Net loss carryforwards	$218,511	$131,000
Less valuation allowance	218,511	131,000
	$—	$—

The Company’s valuation allowance increased during 2007 and 2006 by $87,511 and $27,440 respectively.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

8.	INCOME TAXES, (Continued)

At December 31, 2007 and 2006, the Company had the following net operating loss carryforwards (NOLs):

	December 31, 2007	December 31, 2006
Net operating loss carryforwards	$707,949	$450,562

The federal NOLs expire at various dates up to December 31, 2027.

NOLs incurred before August 24, 2006 are subject to an annual limitation due to the ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused annual limitations may be carried over to future years until the net operating losses expire. Alternative minimum tax rules could limit the use of net operating losses in any one year.