Form 10-Q
period 2008-03-31
Rock City Energy Corp.
filed 2008-05-15
CIK 1383122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______.

Commission file number 333-139312

ROCK CITY ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5503984 (I.R.S. Employer Identification No.)
3416 Via Lido, 4th Floor, Newport Beach, California, 92663 (Address of principal executive offices)
877-587-2517 (Issuer’s telephone number)
____________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ X ] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 14, 2008 the registrant had 8,000,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash	$408,629	$472,108

Total current assets	408,629	472,108

Unproved oil and gas properties	100	100

Total assets	$408,729	$472,208

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$10,991	$17,663
Accrued liabilities	1,479	1,903
Accrued professional fees	21,885	28,117
Due to related party	-	8,007

Total current liabilities	34,355	55,690

Commitments and contingencies	-	-

Minority interest	38,238	38,285

Stockholders' equity
Preferred Stock, 25,000,000 shares authorized; $0.001 par value,
0 shares issued and outstanding	-	-
Common Stock, 200,000,000 shares authorized; $0.001 par value,
8,000,000 shares issued and outstanding at March 31, 2008 and
December 31, 2007	8,000	8,000
Additional paid-in capital	633,430	633,430
Accumulated deficit	(305,294)	(263,197)

Total stockholders' equity	336,136	378,233

Total liabilities and stockholders' equity	$408,729	$472,208

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			August 10, 2006
			(Inception) to
	Three Months Ended		March 31,
	2008	2007	2008
Expenses

Administrative fees	$22,500	$-	$30,450
Bank charges	316	46	1,148
Office	160	1	517
Professional	17,353	-	260,533
Regulatory	623	28	16,787
Rent	500	-	500
Telephone	692	-	692

Total expenses	42,144	75	310,627

Other income
Interest	-	-	5,716

Net loss before franchise tax and minority interest	(42,144)	(75)	(304,911)

Franchise tax	-	-	(1,021)

Net loss before minority interest	(42,144)	(75)	(305,932)

Minority interest	47	36	638

Net loss for the period	$(42,097)	$(39)	$(305,294)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	8,000,000	4,000,000

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM AUGUST 10, 2006 (INCEPTION) THOUGH MARCH 31, 2008

	Common Stock Issued		Common Stock Subscribed		Additional
	Number of		Number of		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 10, 2006 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock	4,000,000	4,000	-	-	37,430	-	41,430

Net loss	-	-	-	-	-	(7,479)	(7,479)

Balance, December 31, 2006 (Audited)	4,000,000	4,000	-	-	37,430	(7,479)	33,951

Common stock subscribed	-	-	4,000,000	4,000,000	-	-	-

Net loss	-	-	-	-	-	(39)	(39)

Balance, March 31, 2007 (Unaudited)	4,000,000	4,000	4,000,000	600,000	37,430	(7,518)	33,912

Issuance of common stock	4,000,000	4,000	(4,000,000)	(600,000)	596,000	-	600,000

Net loss	-	-	-	-	-	(255,679)	(255,679)

Balance, December 31, 2007 (Audited)	8,000,000	8,000	-	-	633,430	(263,197)	378,233

Net loss	-	-	-	-	-	(42,097)	(42,097)

Balance, March 31, 2008 (Unaudited)	8,000,000	$8,000	-	$600,000	$633,430	$(305,294)	$336,136

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			August 10, 2006
			(Inception) to
	Three Months Ended March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(42,097)	$(39)	$(305,294)

Adjustments to reconcile net loss to net cash
used in operating activities:
Cash acquired on acquisition of subsidiary	-	-	294
Minority interest	(47)	(36)	(638)

Changes in operating assets and liabilities:
Accounts payable	(6,672)	4	(60,431)
Accrued liabilities	(424)	-	1,479
Accrued professional fees	(6,232)	-	21,885
Due to related party	(8,007)	-	(9,214)

Net cash used in operating activities	(63,479)	(71)	(351,919)

Cash flows from investment activities:
Proceeds from note receivable from related party	-	-	160,548

Net cash provided by investment activities	-	-	160,548

Cash flows from financing activities:
Cash received on issuance of common stock	-	600,000	600,000

Net cash provided by financing activities	-	600,000	600,000

Net (decrease) increase in cash	(63,479)	599,929	408,629

Cash, beginning of period	472,108	100,291	-

Cash, end of period	$408,629	$700,220	$408,629

Supplemental cash flow information:
Cash paid during the period for:
Franchise taxes	$-	$-	$1,021
Interest	$-	$-	$-

Non-cash items:
Common shares issued on acquisition of subsidiary	$-	$-	$41,430
Net assets acquired on acquisition of subsidiaries (net of cash)	$-	$-	$(80,012)
Minority interest	$-	$-	$38,876

The accompanying notes are an integral part of these consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements included on Form 10-KSB of Rock City Energy Corp. for the year ended December 31, 2007.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s annual report  on Form 10-KSB.

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
MARCH 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s Form 10-KSB dated and filed on March 31, 2008 for the fiscal year ended December 31, 2007.  Additional significant accounting policies that affect the Company or that have been developed since December 31, 2007, are summarized below.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 was effective for the Company on January 1, 2008. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008.  The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. EITF 07-03 was effective for the Company on January 1, 2008. The adoption of EITF 07-03 did not have a material effect on our consolidated financial statements.

In February 2008 the FASB staff issued Staff Position No. 157-2 (FSP FAS 157-2) Effective date of FASB Statement No.157.  FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 will be effective for the Company on January 1, 2009.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on January 1, 2009.  The Company is currently evaluating the impact adoption of SFAS 161 may have on its financial statement disclosures.

3.	GOING CONCERN

The Company has accumulated a deficit of $305,294 since inception and will require additional financing to fund and support its operations until it achieves positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable oil and gas properties, generate revenues from oil and gas production and control its drilling, production and operating costs. The Company plans to mitigate its losses in future through its joint operating agreement with a Texas oil and gas company (operator) whereby the operator has agreed to initiate drilling operations on the oil and gas properties and pay the exploration, drilling, completing, equipping and operating costs associated with developing the oil and gas properties. Based upon current plans, the Company expects to incur operating losses in future periods and there is no assurance that the Company will be able to obtain additional financing, locate profitable oil and gas properties, generate revenues from oil and gas production and control its drilling, production or operating costs, or that the operator will initiate drilling operations or pay for the exploration, drilling, completing, equipping or operating costs associated with developing the oil and gas properties. These consolidated financial statements do not include any adjustments that might result from the realization of these uncertainties.

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

The Driver Lease is one lease covering the rights to develop and extract hydrocarbons at any depth from approximately 158 deep acres and 632 shallow acres. The Company’s original Driver Lease, comprising 790 gross and net acres, expired in February 2007. The Company’s operator obtained a new lease covering the same acreage and has an undivided 80% (68.75% until November 2007) interest in the mineral rights. The Company’s proportionate interest in this eighth lease is 25% of the operator’s interest (158 acres) in the deep rights, or a net interest of 20%, and 100% interest (632 acres) in the shallow rights, or a net interest of 80%.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

4.	UNPROVED OIL AND GAS PROPERTIES, continued

All of the leases include provisions that allow their primary terms to be extended for so long as operations are conducted on the land with no cessation for more than 180 consecutive days in the case of the Deep Allar Lease and 60 consecutive days in the case of the Driver Lease.  The Baggett Leases do not require continuous development because the two wells on the property are producing.  Operations are defined as drilling, testing, completing, marketing, recompleting, deepening, plugging back or repairing of a well in search for or in an endeavor to obtain production of oil, gas, sulphur or other minerals, or the production of oil, gas, sulphur or other mineral, whether or not in paying quantities.

On May 8, 2006, the Company entered into a letter agreement dated April 3, 2006, with a Texas oil and gas company (operator) for the development of the Company’s oil and gas properties in Texas. Under the agreement, the operator can earn a 100% leasehold interest in the leases to depths below 1,500 feet in exchange for drilling until it has completed a well capable of producing hydrocarbons in commercial quantities. When the operator has completed the first 10 wells and recovered 100% of the costs to drill the wells (payout), the Company can back in for a 25% working interest in the wells. On future wells, the Company can either participate from the outset to earn a 25% working interest, or back in after payout to earn a 6.25% working interest.

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

The following table presents information regarding the Company’s unproved property leasehold acquisition costs in the area indicated:

	March 31, 2008	December 31, 2007
Texas	$100	$100

The Company’s unproven properties are evaluated periodically for the possibility of impairment. During the three months ended March 31, 2008 and the year ended December 31, 2007, no impairment charges were recorded against the unproven oil and gas properties.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

5.	RELATED PARTY TRANSACTIONS

Due from Related Party

At March 31, 2008 and December 31, 2007, the Company owed $0 and $8,007 to a company controlled by an officer. During the three months ended March 31, 2008 and 2007 the Company paid $22,500 and $0 respectively, in administrative fees to this company.

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

Lease Commitments

The Company had no lease commitments at March 31, 2008 or December 31, 2007.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected prospects, performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements.

We have identified important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in the forward-looking statements made by us (see the section of our Form 10-KSB titled “Factors Affecting our Business, Operating Results and Financial Condition” filed with the Securities and Exchange Commission on March 31, 2008).  Some, but not all, of these risks include, among other things:

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

GENERAL

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007. The inclusion of supplementary analytical and related information in this report may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

We are involved in the oil and gas exploration business. Through our subsidiary we have an interest in several oil and gas leases in the state of Texas.  We assigned our leases to Chesapeake Exploration Limited Partnership.  Chesapeake is the operator for the development of our oil and gas properties.

We are in the early exploration stage. In an exploration stage company, management devotes most of its time to conducting exploratory work and developing its business. Our continuation as a going concern and our ability to emerge from the exploration stage with our planned principal business activity is dependent upon our continued financial support, ability to attain profitable operations and ability to raise equity financing.

“We”, “us” or “our” where used throughout this discussion means Rock City Energy Corp. and its subsidiaries.

OVERVIEW

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

We are involved in the oil and gas exploration business and through Vallenar’s subsidiary, Nathan Oil Partners LP, we have an interest in several oil and gas leases in the state of Texas.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements that conform with generally accepted accounting principles of the United States (GAAP) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require the company to make its most difficult and subjective estimates, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Unproved Oil and Gas Properties

We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas leases and properties are capitalized into a single cost center (full cost pool). These costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities, and the costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without recognizing a gain or a loss unless the sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. We did not incur any costs associated with production or general corporate activities nor did we capitalize any internal costs at March 31, 2008 or at December 31, 2007.

When we have exploration and development costs we will capitalize them into a full cost pool. We will compute depletion on the full cost pool using the units-of-production method based upon estimated proven oil and gas reserves. We will withhold the costs of unproved properties from the depletion base until we determine whether we can prove reserves on the properties. We review the properties quarterly for impairment. During the three months ended March 31, 2008 and 2007, we did not record any impairment charges against our unproven oil and gas properties.

When we have well costs, we will transfer the total well costs to the depletable pool even when all targeted zones have not been fully evaluated. For depletion and depreciation purposes, we will convert relative volumes of oil and gas production and reserves at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes (full cost pool) may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves. Should the full cost pool exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming that existing economic conditions continue. However, subsequent commodity price increases may be used to calculate the ceiling value.

We will accrue the future cash outflows associated with asset retirement obligations in the balance sheet along with the cost, or estimated fair value, if lower, of unproved properties and the cost of any properties not being amortized. At March 31, 2008 and December 31, 2007, we did not have any material asset retirement obligations.

Estimated reserve quantities and future net cash flows have the most significant impact on the results of operations because we use these reserve estimates in providing a measure of the overall value of our oil and gas properties. Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of these technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission, such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and the availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgment of the persons preparing the estimate. We have not conducted a reserves estimate on our properties because our operator is developing the properties and we have not yet earned our 25% interest in the wells.

As Chesapeake successfully develops the properties as the operator in accordance with the terms of our agreement, Chesapeake is entitled to recover all of the costs of drilling, completing, equipping and operating the first 10 wells. Thereafter, we are entitled to a 25% working interest in Chesapeake’s interest in the wells. Once we are entitled to our working interest, gas and oil prices, revenue, taxes, development expenditures, operating expenses and reserves of recoverable gas and oil most likely will vary from our estimates, and any significant variance could materially affect the quantity and present value of our reserves. We may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration and development and prevailing gas and oil prices. Our reserves might be susceptible to drainage by operators on adjacent properties.

Concentration of Credit Risk

The financial instrument that potentially subjects us to a significant concentration of credit risk consists principally of cash. At March 31, 2008 and December 31, 2007, we had approximately $409,000 and $472,000, respectively in cash that was not insured. This cash is on deposit with a major Canadian chartered bank. As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution. We have not experienced any losses in cash balances and do not believe that our cash is exposed to any significant credit risk.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 was effective for us on January 1, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements as we did not elect the fair value option for any of our financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. EITF 07-03 was effective for us on January 1, 2008. Adoption of the pronouncement did not have a material effect on our consolidated financial statements.

 In February 2008 the FASB staff issued Staff Position No. 157-2 (FSP FAS 157-2) Effective date of FASB Statement No.157.  FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 will be effective for us on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for us on January 1, 2009.  We are currently evaluating the impact adoption of SFAS 161 may have on our financial statement disclosures.

OUR OBJECTIVES AND AREAS OF FOCUS

Through Vallenar, we have interests in the deep zone in eight oil and gas leases and in the shallow zone in seven oil and gas leases covering 9,191 gross acres (8,233 net deep acres and 958 net shallow acres) in the Rocksprings Prospect in the Val Verde Basin of Edwards County, Texas. In this discussion, when we discuss the deep rights, we mean the rights to develop and extract hydrocarbons from depths below 1,500 feet; and the shallow rights mean the rights to develop and extract hydrocarbons from the surface to 1,500 feet. The eight leases are designated, for purposes of this discussion, as follows:

•	The deep Allar lease refers to one lease conveying the rights to develop and extract hydrocarbons from depths below 1,500 feet on approximately 7,749.644 acres.
•	The Baggett leases refer to six leases conveying the rights to develop and extract hydrocarbons at any depth from approximately 650.9 acres.
•
The new Driver lease refers to one lease conveying the rights to develop and extract hydrocarbons at any depth from approximately 158 deep acres and 632 shallow acres. The original Driver Lease, covering 790 gross and net acres, expired in February 2007. Chesapeake obtained a new lease covering the same acreage and has an undivided 80% interest in the mineral rights. Our proportionate interest in the new Driver lease is 25% of Chesapeake’s interest (158 acres) in the deep rights, or a net interest of 20%, and 100% interest (632 acres) in the shallow rights, or a net interest of 80%. We have the right to a pro rata interest in any additional interest that Chesapeake acquires.

All of the leases include provisions that allow their primary terms to be extended for so long as operations are conducted on the land with no cessation for more than 180 consecutive days in the case of the deep Allar lease and 60 consecutive days in the case of the new Driver lease. The Baggett leases do not require continuous development because the two wells on the property are producing.  Operations are defined as drilling, testing, completing, marketing, recompleting, deepening, plugging back or repairing of a well in search for, or in an endeavor to obtain production of, oil, gas, sulphur or other minerals, or the production of oil, gas, sulphur or other minerals, whether or not in paying quantities.

Our goal is to develop our properties to fully exploit all of their resources, but we have not been able to do this to date because we lack working capital. Our plan is to earn revenue by assigning our rights to develop the properties covered by our leases, rather than by undertaking the expense and the risk of the exploration and development. Accordingly, on May 8, 2006, we entered into a letter agreement with Chesapeake for the exploration and development of the deep rights associated with the deep Allar lease, the Baggett leases and the original Driver lease. In conjunction with the letter agreement, we executed an assignment of the deep Allar lease and the deep rights included in the Baggett leases and the original Driver lease (collectively, the assigned leases) to Chesapeake on June 9, 2006. The assignment is subject to all the applicable terms and provisions of the letter agreement.

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

While we retained the shallow rights to the Bagget and Driver leases and have, under the terms of the letter agreement, the right to drill wells on the undeveloped portion of the leased properties, we do not have the funds to develop these rights.

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

•	assign to us our proportionate interest in wellbores according to the level of participation that we have elected,
•	transport our gas for $0.50/mcf (mcf means 1,000 cubic feet), which includes processing fees and costs, and market our gas for $0.03/mcf, and
•	immediately begin building or procuring a pipeline to transport the gas to market once it has successfully completed a well capable of producing natural gas in commercial quantities.

Chesapeake has drilled four wells—two on the acreage covered by the Baggett leases, and two on the acreage covered by the deep Allar lease. In 2007, Chesapeake paid shut in royalties to perpetuate the terms of the Baggett leases and conducted continuous operations to perpetuate the terms of the deep Allar lease. One of the wells on the Allar acreage was completed as a dry hole, the second was connected to a pipeline on January 10, 2008 and a third was started in April 2008.  The two wells on the Baggett leases were connected to a pipeline on December 21, 2007, thus perpetuating the terms of the Baggett leases. We have not yet received any payout information from Chesapeake. Chesapeake has informed us that they intend to  continue to maintain the 180-day continuous development provision on the Allar lease.

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

OPERATIONS REVIEW

We had a net loss of $42,097 during the three months ended March 31, 2008. At March 31, 2008, we had a cash balance of $408,629. When our cash balance is offset against our current obligations of $10,991 in accounts payable, $1,479 in accrued liabilities and $21,885 in accrued professional fees, we are left with working capital of $374,274 at March 31, 2008.

If our operating expenses increase significantly in the future as a result of our further investment in oil and gas properties, then our cash and cash equivalents may not be adequate to satisfy our working capital needs for the next twelve months.

Going Concern

Our independent registered public accounting firm has added an explanatory paragraph to the audit opinion issued in connection with our consolidated financial statements for the year ended December 31, 2007 which states that our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable oil and gas properties, generate revenue from oil and gas production and control our drilling, production and operating costs. We plan to mitigate our losses in the future through the agreement with Chesapeake. Based upon our current plans, we expect to incur operating losses in the future and cannot assure you that we will be able to obtain additional financing, locate profitable oil and gas properties, generate revenue from oil and gas production or control drilling, production or operating costs, or that Chesapeake will continue its drilling operations or pay for the exploration, drilling, completing, equipping or operating costs associated with developing the oil and gas properties. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related-party transactions

Administrative Fees

At March 31, 2008 and December 31, 2007, we owed $0 and $8,007 to a company controlled by one of our officers for administrative fees. During the three months ended March 31, 2008 and 2007, we paid $22,500 and $0 in administrative fees to this company.

Overriding Royalty Interest

Our president has overriding royalty interests in all oil, gas and other minerals produced of 3.17% in six of the oil and gas leases and 1.5% in one of the oil and gas leases as a result of an agreement made in 2001.

Comparison of the three months ended March 31, 2008 and 2007

Overall Results of Operations

During the three months ended March 31, 2008, we had a net loss of $42,097 compared to a net loss of $39 for the three months ended March 31, 2007.  The increase in net loss was primarily due to professional and administrative costs that we have assumed since the spin-off from Brek Energy Corporation in November 2007.

Expenses

Our operating expenses increased by $42,069 or 561% from $75 for the three months ended March 31, 2007 to $42,144 for the three months ended March 31, 2008.  This increase was primarily due to approximate increases in administrative fees of $23,000, for accounting services and professional fees of $17,000 for regulatory compliance.

We expect our administrative fees and professional fees to increase due to the increase in accounting and compliance requirements since the spin-off from Brek.

LIQUIDITY AND CAPITAL RESOURCES AND PLAN OF OPERATION

Liquidity and Capital Resources

In the notes to our consolidated financial statements as of December 31, 2007, we caution that our ability to continue as a going concern is uncertain. We have not generated any revenue to cover our expenses and have accumulated a deficit of $305,294. During the three months ended March 31, 2008, we used $63,479 in cash for operating activities. On June 7, 2007, we issued 4,000,000 shares of our common stock at $0.15 per share to Brek for $600,000 cash. The funds we raised in this offering should be adequate to support our operations for the next 12 months. We are in the early stage of exploration and we have not produced any revenue from our oil and gas properties. Thus far, management has devoted most of its time to conducting exploratory work and developing our business. Our plans over the next twelve months include raising equity capital and exploring and developing our properties through our agreement with Chesapeake.

We are not certain that Chesapeake will be able to develop our properties, profitably or at all. Since May 8, 2006, the date of the letter agreement with Chesapeake, Chesapeake has begun drilling operations on the properties covered by seven leases, built a pipeline and is selling  the gas produced. The fluctuation of gas prices will impact the amount of revenue earned from the leases. If the resources required to develop the wells are in high demand, the development costs will increase, which will likely delay our earning any revenue. We are dependent on Chesapeake to both produce the gas and buy the gas produced. We cannot be certain that we will ever receive revenue from our agreement with Chesapeake.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2008 and 2007:

Sources and Uses of Cash

	2008	2007
Net cash provided by investment activities	$—	$—
Net cash provided by financing activities	—	600,000
Net cash used in operating activities	(63,479)	(71)
Net (decrease) increase in cash	$(63,479)	$599,929

Net cash used in operating activities

We spent $63,479 in cash on operating activities during the three months ended March 31, 2008, primarily to fund our net loss of $42,097 and to pay down accounts payable by $6,672, accrued liabilities by $424, accrued professional fees by $6,232 and an amount due to a related party of $8,007.

Net cash used in investment activities

During the three months ended March 31, 2008, we had no investment activities.

Net cash provided by financing activities

During the three months ended March 31, 2008, we had no financing activities.

Plan of Operation

Chesapeake paid a shut-in royalty to extend the terms of the Baggett leases and has conducted continuous operations on the deep Allar acreage. As a result of Chesapeake’s actions, all of the acreage covered by the assigned leases has been secured beyond the original termination dates of the leases. However, as noted under the discussion titled “Our Objectives and Areas of Focus” above, in order to continue the terms of the assigned leases beyond the original termination dates, operations cannot cease for the periods of time specified in the leases. During the period covered by this report, Chesapeake began operations for a third well on the Allar acreage.  The primary term of the new Driver lease expires in 2010, so no operations are required on the Driver acreage until then.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

CONTINGENCIES AND COMMITMENTS

We had no contingencies or long-term commitments at March 31, 2008, and have none as of the date of this filing.

As is customary in the oil and gas industry, we may at times have agreements to preserve or earn acreage or wells. If we do not perform as required by the agreements, which might require that we pay money or engage in operations such as drilling wells, we could lose the acreage or wells.

CONTRACTUAL OBLIGATIONS

We did not have any contractual obligations at March 31, 2008, and do not have any as of the date of this filing.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to include this information.

Item 4.  Controls and Procedures.

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

Item 4(T)

Changes in Internal Control over Financial Reporting

During the quarter of the fiscal year covered by this report, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable

Item 1A.  Risk Factors.

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference from the registrant’s registration statement on Form SB-2, SEC File No. 333-139312, filed with the Securities and Exchange Commission on December 13, 2006.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Rock City Energy Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

ROCK CITY ENERGY CORP.

Date: May 15, 2008	By:	/s/ Richard N. Jeffs
Richard N. Jeffs
Director, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)