Form 10-Q
period 2008-06-30
Rock City Energy Corp.
filed 2008-08-13
CIK 1383122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2008 the registrant had 8,000,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash	$346,686	$472,108
Prepaid Rent	500	-

Total current assets	347,186	472,108

Unproved oil and gas properties	100	100

Total assets	$347,286	$472,208

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,726	$17,663
Accrued liabilities	627	1,903
Accrued professional fees	13,802	28,117
Due to related party	-	8,007

Total current liabilities	17,155	55,690

Commitments and contingencies	-	-

Minority interest	38,113	38,285

Stockholders' equity
Preferred Stock, 25,000,000 shares authorized; $0.001 par value,
0 shares issued and outstanding	-	-
Common Stock, 200,000,000 shares authorized; $0.001 par value,
8,000,000 shares issued and outstanding at June 30, 2008 and
December 31, 2007	8,000	8,000
Additional paid-in capital	633,430	633,430
Deficit accumulated in the exploration stage	(349,412)	(263,197)

Total stockholders' equity	292,018	378,233

Total liabilities and stockholders' equity	$347,286	$472,208

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					August 10,
					2006
					(Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		to June 30,
	2008	2007	2008	2007	2008

Expenses

Administrative fees	$22,500	$-	$45,000	$-	$52,950
Bank charges	301	37	617	84	1,449
Office	100	-	260	-	617
Professional	18,544	2,732	35,897	2,732	279,077
Regulatory	49	500	672	528	16,836
Rent	1,500	-	2,000	-	2,000
Telephone	1,249	-	1,941	-	1,941

Total expenses	44,243	3,269	86,387	3,344	354,870

Other income
Interest	-	-	-	-	5,716

Net loss before franchise tax and minority interest	(44,243)	(3,269)	(86,387)	(3,344)	(349,154)

Franchise tax	-	-	-	-	(1,021)

Net loss before minority interest	(44,243)	(3,269)	(86,387)	(3,344)	(350,175)

Minority interest	125	807	172	843	763

Net loss for the period	$(44,118)	$(2,462)	$(86,215)	$(2,501)	$(349,412)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	8,000,000	5,010,989	8,000,000	4,508,287

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM AUGUST 10, 2006 (INCEPTION) THROUGH JUNE 30, 2008
(UNAUDITED)

				Deficit
	Common			Accumulated
	Stock Issued		Additional	in the
	Number of		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balance at August 10, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	4,000,000	4,000	37,430	-	41,430

Net loss	-	-	-	(7,479)	(7,479)

Balance, December 31, 2006	4,000,000	4,000	37,430	(7,479)	33,951

Issuance of common stock	4,000,000	4,000	596,000	-	600,000

Net loss	-	-	-	(2,501)	(2,501)

Balance, June 30, 2007	8,000,000	8,000	633,430	(9,980)	631,450

Net loss	-	-	-	(253,217)	(253,217)

Balance, December 31, 2007	8,000,000	8,000	633,430	(263,197)	378,233

Net loss	-	-	-	(86,215)	(86,215)

Balance June 30, 2008	8,000,000	$8,000	$633,430	$(349,412)	$292,018

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			August 10,
			2006
			(Inception)
	Six Months Ended June 30,		to June 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(86,215)	$(2,501)	$(349,412)

Adjustments to reconcile net loss to net cash
used in operating activities:
Cash acquired on acquisition of subsidiary	-	-	294
Minority interest	(172)	(843)	(763)

Changes in operating assets and liabilities:
Prepaid rent	(500)	-	(500)
Accounts payable	(14,937)	1,668	(68,696)
Accrued liabilities	(1,276)	-	627
Accrued professional fees	(14,315)	-	13,802
Due to related party	(8,007)	1,605	(9,214)

Net cash used in operating activities	(125,422)	(71)	(413,862)

Cash flows from investment activities:
Proceeds from note receivable from related party	-	-	160,548

Net cash provided by investment activities	-	-	160,548

Cash flows from financing activities:
Cash received on issuance of common stock	-	600,000	600,000

Net cash provided by financing activities	-	600,000	600,000

Net (decrease) increase in cash	(125,422)	599,929	346,686

Cash, beginning of period	472,108	100,291	-

Cash, end of period	$346,686	$700,220	$346,686

Supplemental cash flow information:
Cash paid during the period for:
Franchise taxes	$-	$-	$1,021
Interest	$-	$-	$-

Non-cash items:
Common shares issued on acquisition of subsidiary	$-	$-	$41,430
Net assets acquired on acquisition of subsidiaries (net of cash)	$-	$-	$(80,012)
Minority interest	$-	$-	$38,113

The accompanying notes are an integral part of these consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements included on Form 10-KSB of Rock City Energy Corp. for the year ended December 31, 2007.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s annual report  on Form 10-KSB.

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
JUNE 30, 2008
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s Form 10-KSB dated and filed on March 31, 2008 for the fiscal year ended December 31, 2007.  Additional significant accounting policies that affect the Company or that have been developed since December 31, 2007 are summarized below.

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
JUNE 30, 2008
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on January 1, 2009.  The Company is currently evaluating the impact adoption of SFAS 161 may have on its consolidated financial statement disclosures.

In May, 2008, FASB issued SFAS No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements disclosures.

In May, 2008, FASB issued SFAS No. 163 (SFAS 163), Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. We do not expect the adoption of SFAS 163 to have a significant impact on our consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

3.	GOING CONCERN

The Company has accumulated a deficit of $349,412 since inception and will require additional financing to fund and support its operations until it achieves positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable oil and gas properties, generate revenues from oil and gas production and control its drilling, production and operating costs. The Company plans to mitigate its losses in future through its joint operating agreement with a Texas oil and gas company (operator) whereby the operator has agreed to initiate drilling operations on the oil and gas properties and pay the exploration, drilling, completing, equipping and operating costs associated with developing the oil and gas properties. Based upon current plans, the Company expects to incur operating losses in future periods and there is no assurance that the Company will be able to obtain additional financing, locate profitable oil and gas properties, generate revenues from oil and gas production and control its drilling, production or operating costs, or that the operator will initiate drilling operations or pay for the exploration, drilling, completing, equipping or operating costs associated with developing the oil and gas properties. These consolidated financial statements do not include any adjustments that might result from the realization of these uncertainties.

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

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

4.	UNPROVED OIL AND GAS PROPERTIES, continued

On May 8, 2006, the Company entered into a letter agreement dated April 3, 2006 with a Texas oil and gas company (operator) for the development of the Company’s oil and gas properties in Texas. Under the agreement, the operator can earn a 100% leasehold interest in the leases to depths below 1,500 feet in exchange for drilling until it has completed a well capable of producing hydrocarbons in commercial quantities. When the operator has completed the first 10 wells and recovered 100% of the costs to drill the wells (payout), the Company can back in for a 25% working interest in the wells. On future wells, the Company can either participate from the outset to earn a 25% working interest, or back in after payout to earn a 6.25% working interest.

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

The following table presents information regarding the Company’s unproved property leasehold acquisition costs in the area indicated:

	June 30, 2008	December 31, 2007
Texas	$100	$100

The Company’s unproven properties are evaluated periodically for the possibility of impairment. During the six months ended June 30, 2008 and the year ended December 31, 2007, no impairment charges were recorded against the unproven oil and gas properties.

5.	RELATED PARTY TRANSACTIONS

Due from Related Party

At June 30, 2008 and December 31, 2007, the Company owed $0 and $8,007 respectively, to a company controlled by an officer. During the six months ended June 30, 2008 and 2007 the Company paid $45,000 and $0 respectively, in administrative fees to this company.

Overriding Royalty Interest

The president of the Company has overriding royalty interests in all oil, gas and other minerals produced of 3.17% in six of the oil and gas leases and 1.5% in one of the oil and gas leases (see Note 4).

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

6.	COMMON STOCK

On August 24, 2006, the Company issued 4,000,000 common shares to Brek Energy Corporation, its former parent, in exchange for 5,312,500 shares of common stock and 733,333 shares of preferred stock in Vallenar Energy Corp.

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

Lease Commitments

The Company had no lease commitments at June 30, 2008 or December 31, 2007.

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

We are involved in the oil and gas exploration business.  Through our subsidiary we have an interest in several oil and gas leases in the state of Texas.  We assigned our leases to Chesapeake Exploration Limited Partnership (“Chesapeake”).  Chesapeake is the operator for the development of our oil and gas properties.

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

OVERVIEW

We were incorporated on August 10, 2006 as Vallenar Holdings, Inc. and changed our name to Rock City Energy Corp. on January 26, 2007.  On August 24, 2006, we acquired a 51.53% interest in Vallenar Energy Corp., a corporation organized in the State of Nevada on January 27, 1999.  Vallenar owns all of Nathan Oil Operating Co. LLC, a limited liability company organized in the State of Texas on October 31, 2001.  Nathan Oil Operating Co. LLC is the general partner of Nathan Oil Partners LP, a limited partnership formed in the State of Texas on October 31, 2001.  Vallenar is the only limited partner.  As stated above, we assigned our leases to Chesapeake which acts as the operator for the development of our oil and gas properties.

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

Unproved Oil and Gas Properties

We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas leases and properties are capitalized into a single cost center (full cost pool).  These costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities, and the costs of drilling both productive and non-productive wells.  Proceeds from property sales are generally credited to the full cost pool without recognizing a gain or a loss unless the sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  We did not incur any costs associated with production or general corporate activities nor did we capitalize any internal costs at June 30, 2008 or at December 31, 2007.

When we have exploration and development costs we will capitalize them into a full cost pool.  We will compute depletion on the full cost pool using the units-of-production method based upon estimated proven oil and gas reserves.  We will withhold the costs of unproved properties from the depletion base until we determine whether we can prove reserves on the properties.  We review the properties quarterly for impairment.  During the six months ended June 30, 2008 and 2007, we did not record any impairment charges against our unproven oil and gas properties.

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

We will accrue the future cash outflows associated with asset retirement obligations in the balance sheet along with the cost, or estimated fair value, if lower, of unproved properties and the cost of any properties not being amortized.  At June 30, 2008 and December 31, 2007, we did not have any material asset retirement obligations.

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

Concentration of Credit Risk

The financial instrument that potentially subjects us to a significant concentration of credit risk consists principally of cash.  At June 30, 2008 and December 31, 2007, we had approximately $347,000 and $472,000, respectively in cash that was not insured.  This cash is on deposit with a major Canadian chartered bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe that our cash is exposed to any significant credit risk.

Recent Accounting Pronouncements

Refer to Note 2 of our Notes to Consolidated Financial Statements included in our Form 10-KSB for the fiscal year ended December 31, 2007 for a discussion of recent accounting standards and pronouncements.  Accounting pronouncements that have been issued or adopted subsequent to December 31, 2007 are described below:

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

In May, 2008, FASB issued SFAS No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We are currently reviewing the effect, if any; the proposed guidance will have on our consolidated financial statements disclosures.

In May, 2008, FASB issued SFAS No. 163 (SFAS 163), Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008.  We do not expect the adoption of SFAS 163 to have a significant impact on our consolidated financial statements.

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

Chesapeake has drilled four wells—two on the acreage covered by the Baggett leases, and two on the acreage covered by the deep Allar lease—and  is drilling a fifth on the Allar lease.  In 2007, Chesapeake paid shut in royalties to perpetuate the terms of the Baggett leases until they were connected to the pipeline on December 21, 2007, and conducted continuous operations to perpetuate the terms of the deep Allar lease.  One of the wells on the Allar acreage was completed as a dry hole, the second was connected to a pipeline on January 10, 2008 and a third was started in April 2008 and is not yet completed.  The two wells on the Baggett leases were connected to a pipeline on December 21, 2007, thus perpetuating the terms of the Baggett leases.  According to the payout information from Chesapeake, revenue from the three producing wells has recovered approximately 8% of the drilling, production and operating costs of all five wells, the average cost which is almost $4 million to the date of this quarterly report.  Chesapeake has informed us that they intend to continue to maintain the 180-day continuous development provision on the Allar lease.

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

OPERATIONS REVIEW

We had a net loss of $86,215 during the six months ended June 30, 2008.  At June 30, 2008, we had cash of $346,686 and prepaid rent of $500.  When our cash balance is offset against our current obligations of $2,726 in accounts payable, $627 in accrued liabilities, and $13,802 in accrued professional fees, we are left with working capital of $330,031 at June 30, 2008.

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

Related-Party Transactions

Administrative Fees

At June 30, 2008 and December 31, 2007, we owed $0 and $8,007 respectively to a company controlled by one of our officers for administrative fees.  During the six months ended June 30, 2008 and 2007, we paid $45,000 and $0 respectively in administrative fees to this company.

Overriding Royalty Interest

Our president has overriding royalty interests in all oil, gas and other minerals produced of 3.17% in six of the oil and gas leases and 1.5% in one of the oil and gas leases as a result of an agreement made in 2001.

Comparisons of the Three Months and Six Months ended June 30, 2008 and 2007

Overall Results of Operations

During the three months ended June 30, 2008, we had a net loss of $44,118 compared to a net loss of $2,462 for the three months ended June 30, 2007.  This increase was primarily due to an increase in our administrative and professional fees as a result of our spin-off from Brek Energy Corp. in November 2007.

During the six months ended June 30, 2008 we had a net loss of $86,215 compared to a net loss of $2,501 for the six months ended June 30, 2007 due to the increase in our administrative and professional fees for regulatory compliance as a result of our spin-off from Brek Energy Corp.

Expenses

Our expenses increased by $40,974 from $3,269 for the three months ended June 30, 2007 to $44,243 for the three months ended June 30, 2008.  This increase was primarily due to increases in administrative fees for accounting and administrative services of $22,500 and an increase in professional fees of $16,000 for regulatory compliance.

Our operating expenses increased by $83,043 from $3,344 for the six months ended June 30, 2007 to $86,387 for the six months ended June 30, 2008.  This increase was primarily due to increases in administrative fees for accounting and administrative services of $45,000 and an increase in professional fees of $33,165 for regulatory compliance.

We expect our administrative fees and professional fees to increase due to the increase in accounting and compliance requirements since the spin-off from Brek.

LIQUIDITY AND CAPITAL RESOURCES AND PLAN OF OPERATION

Liquidity and Capital Resources

In the notes to our consolidated financial statements as of December 31, 2007, we cautioned that our ability to continue as a going concern is uncertain.  We have not generated any revenue to cover our expenses and have accumulated a deficit of $349,412.  During the six months ended June 30, 2008, we used $125,422 in cash for operating activities.  On June 7, 2007, we issued 4,000,000 shares of our common stock at $0.15 per share to Brek for $600,000 cash.  The funds we raised in this offering should be adequate to support our operations for the next 12 months.  We are in the early stage of exploration and we have not produced any revenue from our oil and gas properties.  Thus far, management has devoted most of its time to conducting exploratory work and developing our business.  Our plans over the next twelve months include raising equity capital and exploring and developing our properties through our agreement with Chesapeake.

We are not certain that Chesapeake will be able to develop our properties, profitably or at all.  Since May 8, 2006, the date of the letter agreement with Chesapeake, Chesapeake has begun drilling operations on the properties covered by seven leases, built a pipeline and is selling the gas produced, but has recovered only 8% of the costs associated with the wells.  The fluctuation of gas prices will impact the amount of revenue earned from the leases.  If the resources required to develop the wells are in high demand, the development costs will increase, which will likely delay our earning any revenue.  We are dependent on Chesapeake to both produce the gas and buy the gas produced.  We cannot be certain that we will ever receive revenue from our agreement with Chesapeake.

The following table summarizes our sources and uses of cash for the six months ended June 30, 2008 and 2007.

Sources and Uses of Cash
	2008	2007
Net cash provided by investment activities	$–	$–
Net cash provided by financing activities	–	600,000
Net cash used in operating activities	(125,422)	(71)
Net increase (decrease) in cash	$(125,422)	$599,929

Net cash used in operating activities

We spent $125,422 in cash on operating activities during the six months ended June 30, 2008, primarily to fund our net loss of $86,215, prepay rent of $500, and to pay down our accounts payable by $14,937, our accrued liabilities by $1,276, our accrued professional fees by $14,315, and an amount due to a related party by $8,007.

Net cash used in investment activities

During the six months ended June 30, 2008, we had no investment activities.

Net cash provided by financing activities

During the six months ended June 30, 2008, we had no financing activities.

Plan of Operation

Chesapeake paid a shut-in royalty to extend the terms of the Baggett leases until the two wells on the Baggett acreage were connected to the pipeline on December 21, 2007, and has conducted continuous operations on the deep Allar acreage.  As a result of Chesapeake’s actions, all of the acreage covered by the assigned leases has been secured beyond the original termination dates of the leases.  However, as noted under the discussion titled “Our Objectives and Areas of Focus” above, in order to continue the terms of the assigned leases beyond the original termination dates, operations cannot cease for the periods of time specified in the leases.  During the period covered by this report, Chesapeake began operations for a third well on the Allar acreage.  This well is not yet completed.  The primary term of the new Driver lease expires in 2010, so no operations are required on the Driver acreage until then.

We plan to seek other oil and gas projects as our financial condition permits, and to find experienced operators to develop the properties in exchange for a working interest on terms similar to the agreement we have with Chesapeake.

We have no other operations.  If our oil and gas leases are not successfully developed, we will earn no revenue.

In March 2007, we sold 4,000,000 shares of our common stock to Brek at $0.15 per share for gross proceeds of $600,000.  We estimate that our annual operating costs will be about $150,000, which does not include the costs of acquiring future oil and gas leases or properties.  These costs are made up of our administrative, legal and regulatory costs.  Nathan’s operating costs are paid by Vallenar.  If Vallenar’s working capital is insufficient to meet its own and Nathan’s operating costs, then Vallenar will be required to raise the funds necessary to continue its and Nathan’s operations.  If that were the case, we would likely provide additional capital to Vallenar, either in the form of a loan or through an investment in additional shares of Vallenar’s common stock.  However, we cannot guarantee that we will have the cash available if Vallenar or Nathan needs money, or that we would be able obtain funding from a third party.

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

CONTINGENCIES AND COMMITMENTS

We had no contingencies or long-term commitments at June 30, 2008, and have none as of the date of this filing.

As is customary in the oil and gas industry, we may at times have agreements to preserve or earn acreage or wells. If we do not perform as required by the agreements, which might require that we pay money or engage in operations such as drilling wells, we could lose the acreage or wells.

CONTRACTUAL OBLIGATIONS

We did not have any contractual obligations at June 30, 2008, and do not have any as of the date of this filing.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

We have funded our operations solely through the issuance of shares of our common stock.  We have no commitments for financing.

INFLATION

We do not believe that inflation will have a material impact on our future operations.

TRENDS, EVENTS AND UNCERTAINTIES

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

Item 4 (T).  Controls and Procedures

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

ROCK CITY ENERGY CORP.

Date: August 13, 2008	By:	/s/ Richard N. Jeffs
Richard N. Jeffs Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)