Form 10-Q
period 2008-09-30
Rock City Energy Corp.
filed 2008-11-13
CIK 1383122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September  30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 7, 2008 the registrant had 8,000,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash	$307,442	$472,108

Total current assets	307,442	472,108

Unproved oil and gas properties	100	100

Total assets	$307,542	$472,208

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,714	$17,663
Accrued liabilities	400	1,903
Accrued professional fees	12,229	28,117
Due to related parties	200	8,007

Total current liabilities	17,543	55,690

Commitments and contingencies	-	-

Minority interest	37,940	38,285

Stockholders' equity
Preferred stock, 25,000,000 shares authorized; $0.001 par value,
0 shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized; $0.001 par value,
8,000,000 shares issued and outstanding at
September 30, 2008 and December 31, 2007	8,000	8,000
Additional paid-in capital	633,430	633,430
Deficit accumulated in the exploration stage	(389,371)	(263,197)

Total stockholders' equity	252,059	378,233

Total liabilities and stockholders' equity	$307,542	$472,208

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					August 10, 2006
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Expenses

Administrative fees	$22,500	$-	$67,500	$-	$75,450
Bank charges	428	-	1,045	84	2,177
Office	(117)	-	143	-	200
Professional	11,455	142,940	47,352	145,672	290,532
Regulatory	2,394	-	3,066	528	19,230
Rent	1,500	-	3,500	-	3,500
Telephone	910	-	2,851	-	2,851
Travel	1,062	-	1,062	-	1,062

Total expenses	40,132	142,940	126,519	146,284	395,002

Other income
Interest	-	-	-	-	5,716

Net loss before franchise tax and minority interest	(40,132)	(142,940)	(126,519)	(146,284)	(389,286)

Franchise tax	-	-	-	-	(1,021)

Net loss before minority interest	(40,132)	(142,940)	(126,519)	(146,284)	(390,307)

Minority interest	173	116	345	959	936

Net loss for the period	$(39,959)	$(142,824)	$(126,174)	$(145,325)	$(389,371)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.02)	$(0.03)

Basic and diluted weighted average shares outstanding	8,000,000	8,000,000	8,000,000	5,684,982

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM AUGUST 10, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

				Deficit
	Common			Accumulated
	Stock Issued		Additional	in the
	Number of		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balance at August 10, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	4,000,000	4,000	37,430	-	41,430

Net loss for the period ended December 31, 2006	-	-	-	(7,479)	(7,479)

Balance, December 31, 2006	4,000,000	4,000	37,430	(7,479)	33,951

Issuance of common stock	4,000,000	4,000	596,000	-	600,000

Net loss for the nine months ended September 30, 2007	-	-	-	(145,325)	(145,325)

Balance, September 30, 2007	8,000,000	8,000	633,430	(152,804)	488,626

Net loss for the three months ended December 31, 2007	-	-	-	(110,393)	(110,393)

Balance, December 31, 2007	8,000,000	8,000	633,430	(263,197)	378,233

Net loss for the nine months ended September 30, 2008	-	-	-	(126,174)	(126,174)

Balance September 30, 2008	8,000,000	$8,000	$633,430	$(389,371)	$252,059

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			August 10, 2006
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(126,174)	$(145,325)	$(389,371)
Adjustments to reconcile net loss to net cash
used in operating activities:
Cash acquired on acquisition of subsidiary	-	-	294
Minority interest	(345)	(959)	(936)
Changes in operating assets and liabilities:
Accounts payable	(12,949)	(2,596)	(66,708)
Accrued liabilities	(1,503)	(8,500)	400
Accrued professional fees	(15,888)	-	12,229
Due to related parties	(7,807)	151,605	(9,014)

Net cash used in operating activities	(164,666)	(5,775)	(453,106)

Cash flows from investment activities:
Proceeds of note receivable from related party	-	-	160,548

Net cash provided by investment activities	-	-	160,548

Cash flows from financing activities:
Cash received on issuance of common stock	-	600,000	600,000

Net cash provided by financing activities	-	600,000	600,000

Net (decrease) increase in cash	(164,666)	594,225	307,442

Cash, beginning of period	472,108	100,291	-

Cash, end of period	$307,442	$694,516	$307,442

Supplemental cash flow information:
Cash paid during the period for:
Franchise taxes	$-	$-	$1,021
Interest	$-	$-	$-

Non-cash items:
Common shares issued on acquisition of subsidiary	$-	$-	$41,430
Net assets acquired on acquisition of subsidiaries (net of cash)	$-	$-	$(80,012)
Minority interest	$-	$-	$38,876

The accompanying notes are an integral part of these consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements included on Form 10-KSB of Rock City Energy Corp. for the year ended December 31, 2007.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s annual report  on Form 10-KSB.

Exploration Stage

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars. The Company has not produced any revenues from its principal business and is an exploration stage company as defined by SEC Industry Guide 7, and follows Statement of Financial Accounting Standard (SFAS) No. 7.

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
SEPTEMBER 30, 2008
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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

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

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and
(c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on January 1, 2009. Early adoption of this provision is prohibited. The Company is currently evaluating the impact adoption of SFAS 161 may have on its consolidated financial statement disclosures.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

On March 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no impact on the Company’s consolidated financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In March 2008, the FASB, affirmed the consensus of FASB Staff Position (FSP) Accounting Principles Board Opinion No. 14-1 (APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We do not expect the adoption of FSP APB 14-1 to have a material impact on our consolidated financial statements.

In May, 2008, FASB issued SFAS No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements disclosures.

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

 On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on its results of operations and financial position.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its consolidated financial statements.

In June 2008, FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141) (the proposed Statement), for a comment period that ended during August 2008. The proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute. The proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. When and if the proposed Statement is approved in final form by FASB, the Company will evaluate whether the adoption of the proposed Statement will have any material impact on its financial position and results of operations.

3.	GOING CONCERN

The Company has accumulated a deficit of $389,371 since inception and will require additional financing to fund and support its operations until it achieves positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable oil and gas properties, generate revenues from oil and gas production and control its drilling, production and operating costs. Based upon current plans, the Company expects to incur operating losses in future periods and there is no assurance that the Company will be able to obtain additional financing, locate profitable oil and gas properties, generate revenues from oil and gas production and control its drilling, production or operating costs.  The Company plans to mitigate its losses in future through its joint operating agreement with a Texas oil and gas company (operator) pursuant to which the operator agreed to initiate drilling operations on the oil and gas properties and pay the exploration, drilling, completing, equipping and operating costs associated with developing the oil and gas properties.  There is no assurance, however, that the operator will be able to profitably develop the properties.  These consolidated financial statements do not include any adjustments that might result from the realization of these uncertainties.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

4.	UNPROVED OIL AND GAS PROPERTIES

The Company has interests in eight oil and gas leases, covering 9,191 gross acres (8,233 net deep acres and 958 net shallow acres) in Edwards County in Texas.

The Deep Allar Lease is one lease covering the rights to develop and extract hydrocarbons from depths below 1,500 feet from approximately 7,750 acres.  The primary term of the Deep Allar lease ended in January 2007. Included in the lease is a provision that allows the primary term of the lease to be extended for so long as operations are conducted on the land with no cessation for more than 180 consecutive days.  At September 30, 2008, sufficient operations had been conducted to extend the term of the lease until March 29, 2009.

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

The Driver Lease is one lease covering the rights to develop and extract hydrocarbons at any depth from approximately 158 deep acres and 632 shallow acres. The Company’s original Driver Lease, covering 790 gross and net acres, expired in February 2007. The Company’s operator obtained a new lease, which expires February 2010, covering the same acreage and has an undivided 80% interest in the mineral rights. The Company’s proportionate interest in this eighth lease is 25% of the operator’s interest (158 acres) in the deep rights, or a net interest of 20%, and 100% interest (632 acres) in the shallow rights, or a net interest of 80%.

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

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

4.	UNPROVED OIL AND GAS PROPERTIES, continued

The following table presents information regarding the Company’s unproved property leasehold acquisition costs in the area indicated:

	September 30, 2008	December 31, 2007
Texas	$100	$100

The Company’s unproven properties are evaluated periodically for the possibility of impairment. During the nine months ended September 30, 2008 and the year ended December 31, 2007, no impairment charges were recorded against the unproven oil and gas properties.

5.	RELATED PARTY TRANSACTIONS

Due from Related Party

The following amounts were due to related parties at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Due to a company controlled by an officer (a)	$-	$8,007
Due to the wife of a director	200	-

Total due to related parties	$200	$8,007

(a) During the nine months ended September 30, 2008 and 2007 the Company paid $67,500 and $0 respectively, in administrative fees to a company controlled by an officer.

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
SEPTEMBER 30, 2008
(UNAUDITED)

7.	COMMITMENTS

Oil and Gas Commitments

As is customary in the oil and gas industry, the Company may at times have commitments to preserve or earn certain acreage positions or wells. If the Company does not pay such commitments, it may lose the acreage positions or wells.

Lease Commitments

The Company had no lease commitments at September 30, 2008 or December 31, 2007.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials that we have filed or will file with the Securities and Exchange Commission (as well as information included in oral or written statements that we have made or others have made on our behalf), may contain forward-looking statements about our current and expected prospects, performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements.

We have identified important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in the forward-looking statements that we have made (see the section of our Form 10-KSB titled “Factors Affecting our Business, Operating Results and Financial Condition” filed with the Securities and Exchange Commission on March 31, 2008).  Some, but not all, of these risks include, among other things:

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007.  The inclusion of supplementary analytical and related information in this report may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to the results of our operations and financial position taken as a whole.

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

Overview

We were incorporated on August 10, 2006 in the state of Nevada as Vallenar Holdings, Inc. and changed our name to Rock City Energy Corp. on January 26, 2007.  On August 24, 2006, we acquired a 51.53% interest in Vallenar Energy Corp., a corporation organized in the state of Nevada on January 27, 1999.  Vallenar owns all of Nathan Oil Operating Co. LLC, a limited liability company organized in the state of Texas on October 31, 2001. Nathan Oil Operating Co. LLC is the general partner of Nathan Oil Partners LP, a limited partnership formed in the state of Texas on October 31, 2001.  Vallenar is the only limited partner.  As stated above, we assigned our leases to Chesapeake who acts as the operator for the development of our oil and gas properties.  A description of our agreement with Chesapeake is included below in the section titled “Unproved Oil and Gas Properties”.

We are involved in the oil and gas exploration business and, through Vallenar’s subsidiary, Nathan Oil Partners LP, we have an interest in several oil and gas leases in the state of Texas.

Results of Operations

Revenues

We did not have any operating revenues from our inception on August 10, 2006 to the date of this filing.  To date we have financed our activities with the proceeds that we received from the sale of our securities and from the repayment of a note receivable from a related party.  Due to the nature of our business we do not expect to have operating revenues within the next year.

Operating Expenses

Our operating results for the three and nine months ended September 31, 2008 and 2007 and the changes between those periods for the expenses are summarized in Table 1.

Table 1: Changes in Operating Expenses
	For the three months ended September 30,		Increase (decrease) between the three months ended September 30,	For the nine months ended September 30,		Increase (decrease) between the nine months ended September 30,
	2008	2007	2008 and 2007	2008	2007	2008 and 2007
Administration	$22,500	$-	$22,500	$67,500	$-	$67,500
Bank charges	428	-	428	1,045	84	961
Office	(117)	-	(117)	143	-	143
Professional	11,455	142,940	(131,485)	47,352	145,672	(98,320)
Regulatory	2,394	-	2,394	3,066	528	2,538)
Rent	1,500	-	1,500	3,500	-	3,500
Telephone	910	-	910	2,851	-	2,851
Travel	1,062	-	1,062	1,062	-	1,062
Net loss before minority interest	40,132	142,940	(102,808)	126,519	146,284	(19,765)
Minority interest	(173)	(116)	(57)	(345)	(959)	614
Net loss	$39,959	$142,824	$(102,865)	$126,174	$145,325	$(19,151)

We had a net loss of $39,959 for the three months ended September 30, 2008 compared to a net loss of $142,824 for the three months ended September 30, 2007.  The $102,865 decrease in net loss was due primarily to a decrease in professional fees offset by an increase in administrative fees.

We had a net loss of $126,174 for the nine months ended September 30, 2008 compared to a net loss of $145,325 for the nine months ended September 30, 2007.  The $19,151 decrease in net loss was due primarily to a decrease in professional fees offset by an increase in administrative fees.

Professional fees were higher during the three and nine months ended September 30, 2007 due to the legal, accounting and auditing costs associated with our spin-off from Brek Energy Corp.  Our administrative fees were higher during the three and nine months ended September 30, 2008 because we outsourced our administrative and accounting functions to Da Costa Management Corp, a company owned by an officer.  Brek Energy Corporation, our former parent, paid for these functions until it spun off our business on November 30, 2007 as part of its merger with Gasco Acquisition, Inc.

Liquidity and Capital Resources

Going Concern

We have accumulated a deficit of $389,371 since inception and will require additional financing to fund and support our operations until we achieve positive cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flows depends upon our ability to locate profitable oil and gas properties, generate revenues from oil and gas production and control our drilling, production and operating costs.  We have a joint operating agreement with Chesapeake in which Chesapeake agreed to initiate drilling operations on our properties and pay the exploration, drilling, completing, equipping and operating costs associated with developing the properties.  Irrespective of this arrangement, we expect to incur operating losses in future periods.  While our plan is to develop our existing oil and gas producing properties and to find and acquire other oil and gas producing properties, there is no assurance that we will be able to obtain the financing necessary to implement this plan, locate profitable oil and gas properties to acquire, generate revenues from oil and gas production or control our drilling, production or operating costs.  We cannot assure you that Chesapeake will successfully complete profitable drilling operations or that it will undertake any extensive development of our oil and gas properties.  Our consolidated financial statements do not include any adjustments that might result from the realization of these uncertainties.

Since May 8, 2006, the date of our agreement with Chesapeake, Chesapeake has begun drilling operations on two of our three properties, has built a pipeline and is selling the gas produced, but to date it has recovered only 15% of the costs associated with the wells.  Until Chesapeake drills at least 10 wells and recovers from the revenue produced by those wells (net of taxes and royalties) all of its costs in drilling, completing, equipping and operating the wells, we will not have any interest in the production from the wells.  The fluctuation of gas prices will impact the amount of revenue earned from the leases.  If the resources required to develop the wells are in high demand, the development costs will increase, which will likely delay our earning any revenue.  We are dependent on Chesapeake to both produce the gas and buy the gas produced.  We cannot be certain that we will ever receive revenue from our agreement with Chesapeake.

At September 30, 2008, we had a cash balance of $307,442 and negative cash flow from operations of $164,666.  To date we have funded our operations with cash that we received from the sale of our common stock and from the repayment of a note receivable from a related party.

Sources and Uses of Cash

Table 2 summarizes our sources and uses of cash for the nine months ended September 30, 2008 and 2007.

Table 2: Sources and Uses of Cash
	September 30,
	2008	2007
Net cash provided by financing activities	$-	$600,000
Net cash provided by investment activities	-	-
Net cash used in operating activities	(164,666)	(5,775)
Net (decrease) increase in cash	$(164,666)	$594,225

Net cash used in operating activities

We used net cash of $164,666 in operating activities during the nine months ended September 30, 2008, primarily to pay administrative and professional fees.

We used net cash of $5,775 in operating activities during the nine months ended September 30, 2007, primarily to pay professional fees.

Net cash used in investment activities

We had no investment activities during the nine months ended September 30, 2008 and 2007.

Net cash provided by financing activities

We had no financing activities during the nine months ended September 30, 2008.

We received $600,000 cash from the sale of 4,000,000 shares of our common stock at $0.15 per share during the nine months ended September 30, 2007.

Unproved Oil and Gas Properties

Through Vallenar, we have interests in the deep zone in eight oil and gas leases and in the shallow zone in seven oil and gas leases covering 9,191 gross acres (8,233 net deep acres and 958 net shallow acres) in the Rocksprings Prospect in the Val Verde Basin of Edwards County, Texas.  In this discussion, when we discuss the deep rights, we mean the rights to develop and extract hydrocarbons from depths below 1,500 feet and when we discuss the shallow rights we mean the rights to develop and extract hydrocarbons from the surface to 1,500 feet.  The eight leases are designated, for purposes of this discussion, as follows:

•	The deep Allar lease refers to one lease conveying the rights to develop and extract hydrocarbons from depths below 1,500 feet on approximately 7,750 acres.
•	The Baggett leases refer to six leases conveying the rights to develop and extract hydrocarbons at any depth from approximately 651 acres.
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

All of the leases include provisions that allow their primary terms to be extended for so long as operations are conducted on the land with no cessation for more than 180 consecutive days in the case of the deep Allar lease and 60 consecutive days in the case of the new Driver lease.  The Baggett leases no longer require continuous development because the two wells on the property are producing.  Operations are defined as drilling, testing, completing, marketing, recompleting, deepening, plugging back or repairing of a well in search for, or in an endeavor to obtain production of, oil, gas, sulphur or other minerals, or the production of oil, gas, sulphur or other minerals, whether or not in paying quantities.

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

In the letter agreement, Chesapeake agreed to initiate drilling operations on the land covered by the assigned leases before the end of their primary terms in February 2007.  If Chesapeake successfully completes a well capable of producing hydrocarbons in commercial quantities, Chesapeake will perpetuate the assignment of the assigned leases.  No other specific provisions in the assignment govern expiration or termination.  Although Chesapeake has successfully completed three wells—two on the Baggett leases and one on the deep Allar lease—we cannot guarantee that Chesapeake will successfully develop all of the oil and gas reserves on the properties covered by the assigned leases.

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

Chesapeake has drilled five wells—two on the acreage covered by the Baggett leases, and three on the acreage covered by the deep Allar lease. In 2007, Chesapeake paid shut in royalties to perpetuate the terms of the Baggett leases until they were connected to the pipeline on December 21, 2007, and conducted continuous operations to perpetuate the terms of the deep Allar lease.  One of the wells on the Allar acreage was completed as a dry hole, the second was connected to a pipeline on January 10, 2008, and the third was started in April 2008 and completed on October 9, 2008. Chesapeake has not yet informed us of the status of the third Allar well. The two wells on the Baggett leases were connected to a pipeline on December 21, 2007, thus perpetuating the terms of the Baggett leases.  According to the payout information we received from Chesapeake, it has recovered from the revenue generated by the three producing wells approximately 15% of the drilling, production and operating costs of all five wells.  To date, the average cost of drilling, production and operating the wells exceeds $4 million.  Chesapeake has informed us that they intend to continue to maintain the 180-day continuous development provision required by the deep Allar lease, which requires that operations begin again by April 7, 2009.

Chesapeake did not initiate drilling on the property covered by the original Driver lease that we assigned to it.  Instead, Chesapeake, through a partner, top-leased the acreage covered by the original Driver lease to February 2010 but obtained only an undivided 68.75% interest in the oil, gas and all other mineral rights.  Our proportionate interest in the new Driver lease is 25% of Chesapeake’s interest in the deep rights and 100% of Chesapeake’s interest in the shallow rights.  We are entitled to our proportionate share of any additional interest that Chesapeake acquires in the new Driver lease.  Chesapeake informed us in November 2007 that it acquired an additional 11.25% interest in the new Driver lease, for a total of 80%, which increases our interest in the deep rights to 20% and in the shallow rights to 80%.  We have not seen the agreement under which Chesapeake takes its interest in the new Driver lease and are relying entirely on the terms of the letter agreement and Chesapeake’s representations that we have an interest in the new Driver lease.

Challenges and Risks

Chesapeake paid a shut-in royalty to extend the terms of the Baggett leases until the two wells on the Baggett acreage were connected to the pipeline on December 21, 2007, and has conducted continuous operations on the deep Allar acreage.  As a result of Chesapeake’s actions, all of the acreage covered by the assigned leases has been secured beyond the original termination dates of the leases.  However, as noted under the discussion titled “Unproved Oil and Gas Properties” above, in order to continue the terms of the assigned leases beyond the original termination dates, operations cannot cease for the periods of time specified in the leases. The primary term of the new Driver lease expires in 2010, so no operations are required on the Driver acreage until then.

We plan to seek other oil and gas projects as our financial condition permits, and to find experienced operators to develop the properties in exchange for a working interest on terms similar to the agreement we have with Chesapeake.

We have no other operations.  If our oil and gas leases are not successfully developed, we will earn no revenue.

In March 2007, we sold 4,000,000 shares of our common stock to Brek Energy Corporation, our former parent, at $0.15 per share for gross proceeds of $600,000.  We estimate that our annual operating costs will be about $180,000, which does not include the costs of acquiring future oil and gas leases or properties.  These costs include our administrative, legal and regulatory costs.  We believe that we can continue our operations for at least 12 months with our cash on hand.  However, we do not have enough cash to acquire additional properties and we may not have the funds to pay our proportionate share of the costs to develop our existing properties.

We cannot guarantee that Chesapeake will successfully develop the oil and gas reserves on our properties or that we will be able to rely on any other source for cash to cover our cash requirements if we were unable to do so with the cash we have on hand.

We do not expect to purchase a plant or any significant equipment or to have any significant changes in the number of our employees over the next twelve months.

Other Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity
Trends, Events, and Uncertainties

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and on Chesapeake’s ability or willingness to continue to conduct operations.  If Chesapeake does not continue operations on our properties and we are unable to raise cash, we may be required to cease our operations.  Other than as discussed in this quarterly report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no contingencies or long-term commitments at September 30, 2008, and have none as of the date of this filing.

As noted above, our leases require us to continuously conduct operations on our leased properties.  Operations are defined as drilling, testing, completing, marketing, recompleting, deepening, plugging back or repairing of a well in search for, or in an endeavor to obtain production of, oil, gas, sulphur or other minerals, or the production of oil, gas, sulphur or other minerals, whether or not in paying quantities.  If we fail to operate the properties (or to pay royalties instead, if so permitted), we would lose our rights to extend the lease terms.

Contractual Obligations

We did not have any contractual obligations at September 30, 2008, and do not have any as of the date of this filing.

Internal and External Sources of Liquidity

We have funded our operations solely through the issuance of shares of our common stock.  We have no commitments for financing.

Recently Adopted and Recently Issued Accounting Standards

Refer to Note 2 of our Notes to Consolidated Financial Statements included in our Form 10-KSB for the fiscal year ended December 31, 2007 for a discussion of recent accounting standards and pronouncements.  Accounting pronouncements that have been issued or adopted since December 31, 2007 are described below:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.  SFAS 159 permits the measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 was effective for us on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements as we did not elect the fair value option for any of our financial assets or liabilities.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for us on January 1, 2009.  Early adoption of this provision is prohibited. We are evaluating the impact that the adoption of SFAS 161 may have on our consolidated financial statement disclosures.

On March 1, 2008, we adopted SFAS No. 157, Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, or SFAS No. 141 (revised 2007), Business Combinations.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157 as it relates to financial assets and financial liabilities had no impact on our consolidated financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable

In March 2008, the FASB, affirmed the consensus of FASB Staff Position (FSP) Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We do not expect the adoption of APB 14-1 to have a material impact on our consolidated financial statements.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are reviewing the effect, if any, the proposed guidance will have on our consolidated financial statements disclosures.

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. We do not expect the adoption of SFAS 163 to have a significant impact on our consolidated financial statements.

 On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are evaluating the requirements of EITF 03-6-1 and the impact that its adoption will have on the results of our operations and financial position.

In June 2008, the FASB issued EITF Issue 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  We are evaluating the impact that adoption of EITF 07-5 will have on our consolidated financial statements.

In June 2008, FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141 for a comment period that ended during August 2008. The proposed statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute. The proposed statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. When and if the proposed statement is approved in final form by FASB, we will evaluate whether the adoption of the proposed statement will have any material impact on our financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to include this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Richard N. Jeffs, our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as the term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report (the “evaluation date”).  Based on his evaluation, Mr. Jeffs has concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Not applicable

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
(1) Incorporated by reference from the registrant’s registration statement on Form SB-2, SEC File No. 333-139312, filed with the Securities and Exchange Commission on December 13, 2006
(2) Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK CITY ENERGY CORP.

Date: November 13, 2008	By:	/s/ Richard N. Jeffs
Richard N. Jeffs
Director, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)