Form 10-K
period 2008-12-31
Rock City Energy Corp.
filed 2009-03-31
CIK 1383122

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One:
	☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008 or

	☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the transition period from ____________to_____________.

Commission File Number 333-139312

ROCK CITY ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	20-5503984
(State of Incorporation)	(IRS Employer Identification No.)

3416 Via Lido, Suite F, Newport Beach, California 92663-3976
(Address of principal executive offices)
(877) 587-2517
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  N/A

Securities registered pursuant to Section 12(g) of the Act:  N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [ ] Yes    [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [x] Yes   [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]  No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company.)

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes [ ]  No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $860,178.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 27, 2009, the registrant had 8,000,000 shares of common stock outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K filed by Rock City Energy Corp. contains forward-looking statements.  These are statements regarding financial and operating performance and results and other statements that are not historical facts.  The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements.  Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements.  Some, but not all, of these risks include, among other things:
  general economic conditions, because they may affect our ability to raise money, our reliance on Chesapeake Exploration Limited Partnership to successfully develop our oil and gas properties, our ability to raise enough money to continue our operations, changes in regulatory requirements that adversely affect our business, changes in the prices for oil and gas that adversely affect our business, and other uncertainties, all of which are difficult to predict and many of which are beyond our control.
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

i

PART I

As used in this report, references to “Rock City”, “the company,” “management,” “we” and “our” refer to Rock City Energy Corp. and, where appropriate, its subsidiaries.

ITEM 1. BUSINESS

Spin-Off

We were incorporated on August 10, 2006 in the state of Nevada as a wholly owned subsidiary of Brek Energy Corporation.  We were formed to acquire all of the shares of capital stock that Brek then owned in Vallenar Energy Corp., an oil and gas company.  We acquired the shares of Vallenar from Brek on August 24, 2006 when we issued 4,000,000 shares of common stock to Brek in exchange for 5,312,500 shares of Vallenar common stock and 733,333 shares of Vallenar preferred stock.  On March 7, 2007, we issued an additional 4,000,000 shares of common stock to Brek in exchange for $600,000.  Brek was required, as a condition of its merger with Gasco Acquisition Inc., to dispose of its interest in Vallenar.  On November 30, 2007 Brek spun off our business and operations by distributing to its shareholders holding 1,000 or more Brek shares on October 29, 2007 the 8,000,000 shares of Rock City common stock it owned.  The merger between Brek and Gasco Acquisition, Inc. was completed on December 14, 2007.

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
  The “new Driver lease” refers to one lease conveying the rights to develop and extract hydrocarbons at any depth from approximately 790 gross acres (632 net acres).  The original Driver Lease, covering 790 gross and net acres, expired in February 2007.  Chesapeake obtained a new lease covering the same acreage and has an undivided 80% interest in the mineral rights.  Our proportionate interest in the new Driver lease is 25% of Chesapeake’s interest in the deep rights (158 acres), or a net interest of 20%, and 100% interest in the shallow rights (632 acres), or a net interest of 80%.  We have the right to a pro rata interest in any additional interest that Chesapeake acquires.

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

As required by the letter agreement, Chesapeake initiated drilling operations on the land covered by the Allar and Baggett leases before their primary terms ended in February 2007.  By December 2007, Chesapeake had successfully completed three wells capable of producing hydrocarbons in commercial quantities—two on the Baggett acreage and one on the Allar acreage—and perpetuated their interest in the assigned leases. Chesapeake drilled two other wells on the Allar acreage. These wells were dry holes.

Chesapeake is entitled to recover all of the costs of drilling, completing, equipping and operating the first 10 wells, commonly called payout.  After payout, we are entitled to a 25% working interest in Chesapeake’s interest in the wells.  We also have the right to participate in any wells that Chesapeake drills after the first 10, with a 25% working interest if we elect to participate from the outset and pay our proportionate share of the costs, or we can back in to a 6.25% working interest after payout if we elect not to participate and pay our proportionate share. To date, Chesapeake has recovered $2.3 million of the $21.7 million it has spent to drill and operate the wells.

The letter agreement also permits us to propose a well if Chesapeake fails to begin drilling a well on acreage covered by the assigned leases at least sixty days before the expiration of the terms of the assigned leases.  Chesapeake may participate in any proposed well, so long as it does so within fifteen days of our proposal. On December 24, 2008, Chesapeake informed us that its completion attempts on the fifth well, located on the acreage covered by the deep Allar lease, have been unsuccessful and that it has no current plans to develop the remaining acreage covered by this lease. As we do not have the resources to conduct operations on the lease, we do not intend to conduct the operations required to extend the term of the lease. As a result, the lease will expire on April 6, 2009.

While we retained the shallow rights to all of the leases, and, pursuant to the terms of the letter agreement, we have the right to drill wells on the undeveloped portion of the leased properties, we do not have the funds to develop these rights.  We did not conduct operations on the ninth lease conveying the rights to the shallow zone of the same acreage as the deep Allar lease. As a result, it expired in 2007.

The letter agreement also required Chesapeake to:
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

Chesapeake completed the 3-D seismic survey, provided interpretive data, has not assigned any interest in wellbores to us as none of the wells has paid out, built the pipeline and is transporting the gas produced.

Chesapeake did not initiate drilling on the property covered by the original Driver lease that we assigned to it.  Instead, Chesapeake, through a partner, top-leased the acreage covered by the original Driver lease to February 2010. Because Chesapeake didn’t drill on the Driver acreage, the top lease fell into place when the Driver lease expired in February 2007. The new Driver lease expires in February 2010.  Chesapeake has only an 80% interest in the new Driver lease.  Our proportionate interest in the new Driver lease is 25% of Chesapeake’s interest in the deep rights and 100% of Chesapeake’s interest in the shallow rights, leaving us with a 20% interest in the deep rights and an 80% interest in the shallow rights.  We are entitled to our proportionate share of any additional interest that Chesapeake acquires in the new Driver lease. We have not seen the agreement under which Chesapeake takes its interest in the new Driver lease and are relying entirely on the terms of the letter agreement and Chesapeake’s representations that we have an interest in the new Driver lease.

As a result of Chesapeake’s actions, all of the acreage covered by the assigned leases has been secured beyond the original termination dates of the leases.  However, as noted above, in order to continue the terms of the assigned leases beyond the original termination dates, continuous operations must be conducted for the periods of time specified in the leases.  On December 24, 2008 Chesapeake informed us that its completion attempts on a well located on the acreage covered by the Allar lease have been unsuccessful and that it has no current plans to develop the remaining acreage covered by this lease.  It is not required to drill again on the Baggett leases, as they are held by production from the two wells on that acreage. We do not know what plans Chesapeake has for drilling on the new Driver lease.

Table 1 illustrates the number of net productive and dry exploratory and development wells that Chesapeake drilled on the assigned leases during the last three fiscal years.

Table 1: Net Wells
Year	Productive	Dry	Development
2006	0	0	0
2007	1	1	0
2008	1	1	0
	2	2	0

As we noted above, once Chesapeake has recovered all of the costs of drilling, completing, equipping and operating the first 10 wells, Nathan Oil is entitled to a 25% working interest in Chesapeake’s interest in the wells.  Our working interests would include 25% in wells drilled on approximately 7,750 acres covered by the deep Allar lease, 12.5% in wells drilled on approximately 651 acres covered by the Baggett leases, and 20% in wells drilled on approximately 790 acres covered by the new Driver lease. Since Chesapeake intends to let the Allar lease expire on April 6, 2009 and we do not intend to conduct the operations necessary to extend the term, our working interest in the Allar acreage will be limited to a 25% working interest after payout in the one producing well located on the Allar lease.

Nathan Oil may, at any time before the first ten wells have paid out, elect to pay 25% of the drilling, completing and operating costs, less any revenue earned from the wells to the date of the election, to earn an immediate 25% working interest in the wells drilled as of the date of the election.  In all subsequently drilled wells, Nathan Oil may participate by paying 25% of the costs of drilling, completing, equipping and operating the wells to earn a 25% working interest in the wells, or it may elect to pay nothing toward these costs and earn a 6.25% working interest in these wells after payout.  Chesapeake has made no representation that it will be successful in drilling, completing, equipping and operating any wells in accordance with the agreement or that it will complete the ten-well program.

As is customary in the oil and gas industry, only a preliminary title review was conducted at the time Chesapeake entered into the agreement.  Before it started its drilling operations, Chesapeake was responsible for examining the title of the drill site tract and curing significant defects, if any, before proceeding with the operations.

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

Operations

Getty Oil drilled eleven wellbores between 1975 and 1981, for which we have no information, and we drilled one bore hole in 2002, the results of which were inconclusive.  In 2007 and 2008, Chesapeake drilled a total of five wells, three of which are producing.  We will not receive any oil and gas revenue until the first ten wells have paid out and we have earned our 25% of Chesapeake’s interest in the ten wells.  The average cost of the five wells drilled to date is more than $4.3 million, so we don’t expect to reach payout soon.  We have not retained the services of an engineer to determine if our property contains oil or gas reserves and we are unable to assure that any such reserves exist.

We have no oil and gas reserves or production subject to long-term supply, delivery or similar agreements other than the letter agreement with Chesapeake.  We have not filed estimates of our total proved oil and gas reserves with or included them in reports to any federal authority or agency.

Chesapeake completed a well capable of producing hydrocarbons in commercial quantities in December 2007 and perpetuated its interest in the deep zone of the assigned leases. As a result, our interest in the deep zone is limited to our right to a working interest after payout in the wells and wellbores that Chesapeake has completed on the Baggett and Allar leases and the wells, if any, that Chesapeake completes in the future on the new Driver lease.  Our remaining leasehold interests are limited to the shallow zone of the Baggett and new Driver leases.  Table 2 illustrates Nathan Oil’s gross and net acres of developed and undeveloped gas and oil leases and Chesapeake’s gross and net acres of developed and undeveloped gas and oil leases, all since Chesapeake perpetuated its interest in the assigned leases.

Table 2: Developed and Undeveloped Acreage
	Shallow Zone (Nathan Oil)				Deep Zone (Chesapeake)
	Developed Acres		Undeveloped Acres		Developed Acres		Undeveloped Acres
Area	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Texas	0	0	1,441	958	1,291	966	7,900	7,742
*Chesapeake’s undeveloped acreage will reduce to 790 gross and 632 net acres when the deep Allar lease expires on April 6, 2009.

Competition

We have no competitive presence in the oil and gas industry whatsoever.  Most of our competitors have much greater experience than we have, are larger and have significantly greater financial resources, staff and labor forces, equipment, and other resources, including oil and gas producing properties, than we do.  To date, we have earned no revenues from our operations and cannot assure that we ever will.  We do not have the resources necessary to develop the limited properties we have.

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

Employees

We have no employees.  Our president, Richard N. Jeffs, who is also a director, our secretary, Shawne Malone, who is also a director, a company owned by our treasurer, Joao da Costa, and Susan Jeffs, the wife of our president, provide their administrative services to us.  Messrs. Jeffs and Malone and Mrs. Jeffs provide their services without charge.  Mr. da Costa’s company provides our accounting, reporting and administrative services on a contract at the rate of $7,500 per month plus disbursements.

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this annual report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

Vallenar Energy Corp., through its subsidiary, Nathan Oil Partners LP, holds interests in oil and gas leases which are being developed by a third party.  However, we may never receive any revenue from these leases.

Nathan Oil holds interests in oil and gas leases.  It does not, however, have the funds to develop these leases.  It has entered into an agreement with an operator, Chesapeake Exploration Limited Partnership, for drilling, completing, equipping and operating wells on its properties, but there is no guarantee that these activities will be successful.  While Chesapeake has drilled five wells, and three of them are producing, it may take years for Chesapeake to recover the costs it paid to drill the wells or these costs may never be recovered.  We will not receive any oil and gas revenue until the first ten wells have paid out, at which time we will earn a 25% interest in the wells.  The average cost of the five wells drilled to date exceeds $4.3 million. Chesapeake has recovered approximately $2.3 million from revenue to date, so we don’t expect to reach payout soon, if ever.  We have no operations other than these.

Our auditor has expressed doubt about our ability to continue as a going concern.  We may never achieve profitable operations.

Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  At December 31, 2008 we had an accumulated deficit of $449,258.  We will require additional financing to locate and purchase the rights to profitable oil and gas properties and to support the development of those properties until we achieve positive cash flow from operations.  These factors raise doubt about our ability to continue as a going concern.  Our ability to emerge from the exploration stage is dependent upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue our operations, and our achieving profitable operations.  We may never be able to achieve these objectives.

In order to extend the terms of our leases beyond the primary term, we need to conduct operations on the properties.  We lost a portion of the acreage covered by two of our leases.  We could suffer such losses again in the future.  A loss of acreage could have a material adverse affect on our business and results of operations.

While our leases had varying terms, all of the primary terms were due to expire between January 31, 2007 and February 8, 2007.  In order to extend the primary term of each lease, we were required to conduct operations on the properties covered by the leases.  We assigned all of our leases to Chesapeake Exploration Limited Partnership in exchange for Chesapeake’s agreement to initiate drilling operations on the land covered by the leases before the end of the primary term.  During 2007 and 2008, Chesapeake drilled five wells, which extended the terms of eight of the leases.  Chesapeake did not initiate drilling on the ninth lease covering approximately 790 acres.  Instead, Chesapeake, through a partner, top-leased the acreage covered by the ninth lease to February 2010 but has only an undivided 80% interest in the mineral rights.  Our proportionate interest in the top lease is 25% of Chesapeake’s interest in the deep rights, or a net interest of 20%, and 100% of Chesapeake’s interest in the shallow rights, or a net interest of 80%.  We lost a portion of the acreage by failing to drill a well that would extend the term and Chesapeake informed us in December 2008 that it has no plans to conduct further development on the deep Allar lease, so we will lose that lease on April 6, 2009. We also lost the shallow Allar lease in 2007 because we didn’t drill to extend the term.  We may lose more or all of our rights in the leases if we do not have the resources to conduct operations as required by the leases.  If we lose additional acreage our business and results of operations could be materially adversely affected.

Even if our oil and gas properties are developed, we may never be profitable.

Even if our oil and gas properties are fully developed, there is no guarantee that we would achieve profitability.  The reserves may prove to be lower than expected, production levels may be lower than expected, the costs to exploit the oil and gas may be higher than expected, new regulations may adversely impact the ability to exploit these resources and the market price for crude oil and natural gas may be lower than current prices.

We also face competition from other oil and gas companies in all aspects of our business, including obtaining oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor.  Many of our competitors have substantially larger financial and other resources than we have, and we may not be able to successfully compete against them.  Competition is also presented by alternative fuel sources, which may be more efficient and less costly and may result in our products becoming less desirable.

Any of these factors could prevent us from attaining profitability.

The development and exploitation of oil and gas properties is subject to many risks that are beyond our control.  Any of these risks, if they materialize, could adversely affect our results of operations.

Crude oil and natural gas drilling and production activities are subject to numerous risks, many of which are beyond the operator’s control.  These risks include the following:
  that no commercially productive crude oil or natural gas reservoirs will be found;
  that crude oil and natural gas drilling and production activities may be shortened, delayed or canceled; and
  that the ability to develop, produce and market reserves may be limited by title problems, weather conditions, compliance with governmental requirements, and mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment.
We cannot assure you that any new wells that Chesapeake may drill, or the wells that are currently in existence, will be productive or that any portion of the investment in them will be recovered.  Drilling for crude oil and natural gas may be unprofitable.  Dry holes and wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable.

The oil and gas industry also experiences numerous operating risks including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards.  Environmental hazards include oil spills, natural gas leaks, ruptures or discharges of toxic gases.  If any of these industry operating risks occur, they could result in substantial losses.  Substantial losses also may result from injury or loss of life, severe damage to or destruction of property, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

Any of these events could adversely affect our business.

Oil and natural gas prices are highly volatile.  Even if Chesapeake is successful in developing our properties, prices for oil and gas may be so low that exploitation will not be profitable.

Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future.  Prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control.  These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions.  Revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of the properties, are substantially dependent upon prevailing prices of oil and natural gas.  Declines in oil and natural gas prices may make exploitation of these commodities unprofitable, which would have a material adverse affect on our business.

Government regulation and liability for environmental matters may adversely affect our business.

Oil and natural gas operations are subject to various federal, state and local government regulations, which may be changed from time to time.  Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation.  From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas.  There are federal, state and local laws and regulations relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations.  In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease.  As a result, we may incur substantial liabilities to third parties or governmental entities.  While the regulations governing our industry have not had a material adverse effect on our operations to date, the implementation of new laws or regulations, or the modification of existing laws or regulations, could have a material adverse effect on us.

In some instances members of the board of directors may be liable for losses incurred by holders of our common stock.  If a shareholder were to prevail in such an action in the U.S., it may be difficult for the shareholder to enforce the judgment against any of our three board members who are not U.S. residents.

In certain instances, such as trading securities based on material non-public information, a director may incur liability to shareholders for losses sustained by the shareholders as a result of the director’s illegal or negligent activity.  However, three of our directors, Richard N. Jeffs, Gregory Pek and Ian Robinson, reside and maintain a substantial portion of their assets outside the United States.  As a result it may be difficult or impossible to effect service of process within the U.S. upon these directors or to enforce in the U.S. courts any judgment obtained here against them predicated upon any civil liability provisions of the U.S. federal securities laws.
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

Our president, chief financial officer and director, Richard N. Jeffs, is the subject of an order issued by the British Columbia Securities Commission preventing him from engaging in investor relations activities in British Columbia until April 24, 2012.  If we need to raise funds in British Columbia during the period prior to the expiration of the order, it may be difficult to do so since Mr. Jeffs may be unable to communicate with potential investors in British Columbia.

Richard N. Jeffs, our president, chief financial officer and a director, is the subject of an order dated April 24, 2007 that was issued by the British Columbia Securities Commission.  Mr. Jeffs is required by the order to fully comply with the British Columbia Securities Act, the rules and regulations promulgated under the act and any other applicable regulations.  He is also prohibited, for a period of five years from the date of the order, from engaging in investor relations activities in British Columbia.  The order stemmed from activities taken by Mr. Jeffs on behalf of Francis Jason Dean Biller, a former resident of British Columbia, who is prohibited from trading securities and engaging in investor relations in British Columbia until February 16, 2010.  The British Columbia Securities Commission alleged that Mr. Jeffs assisted Mr. Biller in relocating from Costa Rica to British Columbia for the purpose of promoting the securities of public companies to retail investors on behalf of a company under the control of Mr. Jeffs’ brother.  As a result of this order, Mr. Jeffs cannot directly communicate with the investment community in British Columbia or promote the company in any way to investors residing or located in British Columbia until April 24, 2012.  If we need to raise funds in British Columbia for our operations during the period prior to the expiration of the order, we may find it difficult to do so since Mr. Jeffs is prohibited from communicating with potential investors residing or located in British Columbia.

If we are unable to provide financial and administrative support for Vallenar’s day-to-day operations, our business could suffer.

Until we became its parent on August 24, 2006, Vallenar was operated as a subsidiary of Brek.  After the spin-off, we became an independent public company.  Our ability to satisfy our obligations and achieve or maintain profitability is now solely dependent upon the future performance of our business, as we are no longer able to rely upon the financial and other resources of Brek.  As of the date of this report, we have approximately $220,000 in cash, which should be adequate to support our operations for the next 15 months.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. PROPERTIES

Our office is located at 3416 Via Lido, Suite F, Newport Beach, California 92663.  We pay $500 per month for our office on a month-to-month agreement.

Nathan Oil’s registered office is located at 602 South Harbor Court, Granbury, Texas 76048.  We manage Nathan Oil’s operations from our Newport Beach office.

Through Nathan Oil, we have interests in eight leases covering approximately 9,191 gross and approximately 8,708 net acres in the Rocksprings Prospect in the Val Verde Basin of Edwards County, Texas.  Seven of the leases had a primary term of five years ending in February 2007; the eighth lease has a primary term ending in February 2010.  All of the leases include provisions that allow the lease terms to be extended so long as operations are conducted on the properties covered by the leases.  We believe that, through its drilling operations on the properties covered by the leases, Chesapeake has perpetuated the terms of Baggett leases until the wells cease to produce or the unit spacing is reduced from 640 acres. Chesapeake has no current plans to conduct operations on the deep Allar lease. As we do not intend to conduct operations, the lease will expire on April 6, 2009 and our interest in the Allar lease will reduce to the 640 acres around the one producing well. As a result, our interest in the deep zone of the eight leases will reduce to approximately 2,081 gross acres (approximately 1,598 net acres). Our deep zone interest is limited to the right to a 25% working interest after payout in Chesapeake’s interest in wells and wellbores drilled on the leases. Our shallow zone interest is limited to our leasehold interests in 1,441 gross (958 net) acres covered by the Baggett leases and the new Driver lease.

Chesapeake has an undivided 80% interest, rather than a 100% interest, in the rights covered by the eighth lease, the new Driver lease, through a top-lease that became effective when our lease expired on February 4, 2007.  This new lease expires on February 1, 2010.  We had a ninth lease, the shallow Allar lease, which conveyed the rights to the shallow zone of the same acreage as the deep Allar lease.  We did not have the resources to conduct operations on this lease and let it expire in 2007, which reduced our interest in the shallow zone to 1,441 gross acres and 958 net acres.

All of the leases, with the exception of the deep Allar lease, require the payment of a royalty of one-sixth of all oil produced or, at the option of the lessor, the payment of the average posted market price of such interest, less one-sixth of the cost to render the oil marketable, one-sixth of the amount realized for the sale of gas and casinghead gas, and one-tenth, either in kind or in value, of all other minerals that are mined and marketed (with the exception of sulphur that is mined and marketed, in which case the royalty is $1.00 per long ton).  If, at any time after the expiry of the primary term, all the wells are shut-in for a period of 90 consecutive days and no operations are conducted on the leased property, then at or before the expiry of the 90-day period, we must pay the lessor a royalty of $1.00 for each acre of land covered by the leases.  We are entitled to pool or unitize any land covered by six of the leases with any other land or leases to establish units of 80 surface acres, or 40 acres in the case of one lease.

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

We have assigned an overriding royalty interest in all of the leases described above to Florida Energy I, Inc., Richard N. Jeffs, our president and a director, and Marc Bruner.  The assignment to Florida Energy I, Inc. assigns an overriding royalty interest equal to 2% of all oil, gas and other minerals produced and saved for our benefit pursuant to all of the leases.  The assignments to Mr. Jeffs and Mr. Bruner assign to each of them an overriding royalty interest equal to 3.17% of all oil, gas and other minerals produced and saved for our benefit pursuant to all of the leases except the deep Allar lease and equal to 1.5% of all oil, gas and other minerals produced and saved for our benefit pursuant to the deep Allar lease.  We agreed to assign the royalty interests to Florida Energy I, Inc., Mr. Jeffs and Mr. Bruner in 2001 in exchange for their efforts in identifying, negotiating and acquiring the leases and arranging the financing for the acquisitions.  The assigned leases have just begun to generate royalties in 2008.  The royalty interests in the leases that expired in 2007 expired at the same time.  The surviving royalty interests cover oil, gas and other minerals produced and saved for our benefit from seven leases covering approximately 8,401 gross acres (8,075 net acres). The royalty interests will reduce further when the deep Allar lease expires on April 6, 2009, thus limiting the royalty interests to the production from the Baggett leases and the one producing well on the deep Allar lease.

ITEM 3. LEGAL PROCEEDINGS

While we may, from time-to-time, be involved in legal proceedings relating to our business, we are not involved in any such proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has no public market.  We planned to apply for quotation of our common stock on the OTC Bulletin Board upon the completion of the spin-off, however, we have not yet done so and we can provide no assurance that our shares will be quoted on the OTC Bulletin Board or through any other quotation service or, if quoted, that a public market will develop.

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

Shareholders

As of March 27, 2009, we had approximately 90 record holders of our common stock.  This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Sales of Unregistered Securities

Not applicable.

Equity Compensation Plan Information

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

Our Business

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

Analysis of Consolidated Statements of Operations

Our operating results for the years ended December 31, 2008 and 2007 and the changes between those years are summarized in Table 3.

Table 3: Changes in Operations
	Years Ended December 31,		Increase (Decrease) Between the Years Ended December 31,
	2008	2007	2008 and 2007
Expenses
Administrative fees	$97,500	$7,950	$89,550
Bank charges	1,678	711	967
Office	207	57	150
Professional	73,301	236,078	(162,777)
Regulatory	4,031	16,039	(12,008)
Rent	5,000	-	5,000
Telephone	3,660	-	3,660
Travel	8,226	-	8,226
Total Expenses	193,603	260,835	(67,232)
Other income
Interest income	-	3,448	(3,448)
Net loss before minority interest	(193,603)	(257,387)	(63,784)
Minority interest	7,542	1,669	5,873
Net loss	$(186,061)	$(255,718)	$(69,657)

Revenues

We did not have any operating revenues from our inception on August 10, 2006 to the date of this filing.  To date we have financed our activities with the proceeds that we received from the sale of our securities and from the repayment of a note receivable from a former related party.  Due to the nature of our business we do not expect to have operating revenues within the next year.

Expenses

We had expenses of $193,603 for the year ended December 31, 2008 compared to expenses of $257,387 for the year ended December 31, 2007.  The $63,784 decrease in net loss was due primarily to decreases in professional fees and regulatory fees, offset by increases in administrative costs, rent, telephone and travel.

Professional fees and regulatory fees were higher during the year ended December 31, 2007 due to filing fees and the legal, accounting and auditing costs associated with our spin-off from Brek Energy Corp.  Our administrative fees, rent, telephone and travel expenses were higher during the year ended December 31, 2008 because Brek Energy Corporation, our former parent, paid for these functions until it spun off our business on November 30, 2007 as part of its merger with Gasco Acquisition, Inc.

Interest Income

During the year ended December 31, 2007 we recognized interest income of $3,448 from funds on deposit at our bank and interest earned on a note receivable from a former related party.  We had no interest income during the year ended December 31, 2008.

Liquidity and Capital Resources

Going Concern

We have accumulated a deficit of $449,258 since inception and will require additional financing to fund and support our operations until we achieve positive cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flows depends upon our ability to locate profitable oil and gas properties, generate revenues from oil and gas production and control our drilling, production and operating costs.  We have a joint operating agreement with Chesapeake in which Chesapeake agreed to initiate drilling operations on our properties and pay the exploration, drilling, completing, equipping and operating costs associated with developing the properties.  Irrespective of this arrangement, we expect to incur operating losses in future periods.  While our plan is to develop our existing oil and gas producing properties and to find and acquire other oil and gas producing properties, there is no assurance that we will be able to obtain the financing necessary to implement this plan, locate profitable oil and gas properties to acquire, generate revenues from oil and gas production or control our drilling, production or operating costs.  We cannot assure you that Chesapeake will successfully complete profitable drilling operations or that it will undertake any extensive development of our oil and gas properties.  Our consolidated financial statements do not include any adjustments that might result from the realization of these uncertainties.

Since May 8, 2006, the date of our agreement with Chesapeake, Chesapeake has conducted drilling operations on two of our three properties, has built a pipeline and is selling the gas produced, but to date it has recovered only 10.7% of the costs associated with the wells.  Until Chesapeake drills at least 10 wells and recovers from the revenue produced by those wells (net of taxes and royalties) all of its costs in drilling, completing, equipping and operating the wells, we will not have any interest in the production from the wells.  The fluctuation of gas prices will impact the amount of revenue earned from the leases.  If the resources required to develop the wells are in high demand, the development costs will increase, which will likely delay our earning any revenue.  We are dependent on Chesapeake to both produce the gas and buy the gas produced.  We cannot be certain that we will ever receive revenue from our agreement with Chesapeake. On December 24, 2008, Chesapeake informed us that they have no current plans to conduct operations on the deep Allar lease. As we do not have the resources to conduct operations ourselves, the lease will expire on April 6, 2009.

At December 31, 2008, we had a cash balance of $255,112 and negative cash flow from operations of $216,996.  To date we have funded our operations with cash that we received from the sale of our common stock and from the repayment of a note receivable from a related party.

Sources and Uses of Cash

Table 4 summarizes our sources and uses of cash for the years ended December 31, 2008 and 2007.

Table 4: Sources and Uses of Cash
	December 31,
	2008	2007
Net cash provided by financing activities	$-	$600,000
Net cash provided by investment activities	-	-
Net cash used in operating activities	(216,996)	(228,183)
Net (decrease) increase in cash	$(216,996)	$371,817

Net cash used in operating activities

We used net cash of $216,996 in operating activities during the year ended December 31, 2008, primarily to pay administrative and professional fees.

We used net cash of $228,183 in operating activities during the year ended December 31, 2007, primarily to pay professional fees.

Net cash used in investment activities

We had no investment activities during the years ended December 31, 2008 and 2007.

Net cash provided by financing activities

We had no financing activities during the year ended December 31, 2008.

We received $600,000 cash from the sale of 4,000,000 shares of our common stock at $0.15 per share during the year ended December 31, 2007.

Unproved Oil and Gas Properties

Through Vallenar, we have interests in the deep zone in eight oil and gas leases covering 9,191 gross acres (8,708 net acres) and in the shallow zone in seven oil and gas leases covering 1,441 gross acres (958 net acres) in the Rocksprings Prospect in the Val Verde Basin of Edwards County, Texas.  In this discussion, when we discuss the deep rights, we mean the rights to develop and extract hydrocarbons from depths below 1,500 feet and when we discuss the shallow rights we mean the rights to develop and extract hydrocarbons from the surface to 1,500 feet.  The eight leases are designated, for purposes of this discussion, as follows:
  The “deep Allar lease” refers to one lease conveying the rights to develop and extract hydrocarbons from depths below 1,500 feet on approximately 7,750 acres.
  The “Baggett leases” refer to six leases conveying 50% of the rights to develop and extract hydrocarbons at any depth from approximately 651 acres.
  The “new Driver lease” refers to one lease conveying the rights to develop and extract hydrocarbons at any depth from approximately 790 acres (632 net acres).  The original Driver Lease, covering 790 gross and net acres, expired in February 2007.  Chesapeake obtained a new lease covering the same acreage and has an undivided 80% interest in the mineral rights.  Our proportionate interest in the new Driver lease is 25% of Chesapeake’s interest (158 acres) in the deep rights, or a net interest of 20%, and 100% interest (632 acres) in the shallow rights, or a net interest of 80%.  We have the right to a pro rata interest in any additional interest that Chesapeake acquires.

All of the leases include provisions that allow their primary terms to be extended for so long as operations are conducted on the land with no cessation for more than 180 consecutive days in the case of the deep Allar lease and 60 consecutive days in the case of the new Driver lease.  The Baggett leases no longer require continuous development because the two wells on the property are producing.  Operations are defined as drilling, testing, completing, marketing, recompleting, deepening, plugging back or repairing a well in search for, or in an endeavor to obtain production of, oil, gas, sulphur or other minerals, or the production of oil, gas, sulphur or other minerals, whether or not in paying quantities.

While our goal is to develop our properties to fully exploit all of their resources, we have not been able to do this to date because we lack working capital.  Our plan is to earn revenue by assigning our rights to develop the properties covered by our leases, rather than by undertaking the expense and the risk of the exploration and development.  Accordingly, on May 8, 2006, we entered into a letter agreement with Chesapeake for the exploration and development of the deep rights associated with the deep Allar lease, the Baggett leases and the original Driver lease.  In conjunction with the letter agreement, we executed an assignment of the deep Allar lease and the deep rights included in the Baggett leases and the original Driver lease (collectively, the assigned leases) to Chesapeake on June 9, 2006.  The assignment is subject to all the applicable terms and provisions of the letter agreement. This plan has generated no revenue to date and won’t until the wells drilled under the Chesapeake letter agreement have paid out and we have acquired our 25% working interest in the wellbores. We have no assurance that we will ever acquire a working interest in the wellbores because they may never pay out.

As required by the letter agreement, Chesapeake initiated drilling operations on the land covered by the assigned leases before the end of their primary terms in February 2007. Chesapeake successfully completed a well capable of producing hydrocarbons in commercial quantities in December 2007 and perpetuated the assignment of the assigned leases.  The assignment contained no other specific provisions governing expiration or termination.  Although Chesapeake has successfully completed three wells—two on the Baggett leases and one on the deep Allar lease—we cannot guarantee that Chesapeake will successfully develop all of the oil and gas reserves on the properties covered by the assigned leases.

Chesapeake is entitled to recover from revenue all of the costs of drilling, completing, equipping and operating the first 10 wells, otherwise known as payout.  Thereafter, we are entitled to a 25% working interest in Chesapeake’s interest in the wells.  We have the right to participate in any wells that Chesapeake drills after the first 10, with a 25% working interest if we elect to participate from the outset and pay our proportionate share of the costs, or a 6.25% working interest after payout if we elect not to participate and pay our proportionate share.

The letter agreement permits us to propose a well if Chesapeake fails to begin drilling a well on acreage covered by the assigned leases at least sixty days before the expiration of the terms of the assigned leases.  Chesapeake may participate in any proposed well, so long as it consents within fifteen days of our proposal. On December 24, 2008, Chesapeake informed us that they have no current plans to develop the deep Allar lease on which they have drilled three wells, two of which are dry holes. As we do not have the resources to develop the lease, it will expire on April 6, 2009.

We retained the shallow rights to the Bagget and Driver leases and have, under the terms of the letter agreement, the right to drill wells on the undeveloped portion of the leased properties. We do not, however, have the funds to develop these rights.

The terms of the letter agreement also required that Chesapeake:
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

Chesapeake obtained the 3-D seismic survey, provided interpretive data, has not assigned any wellbore interests to us as none of the wells has paid out, has built a pipeline and transports the gas produced from the leases.

Chesapeake has drilled five wells—two on the acreage covered by the Baggett leases, and three on the acreage covered by the deep Allar lease. In 2007, Chesapeake paid shut in royalties to perpetuate the terms of the Baggett leases until they were connected to the pipeline on December 21, 2007, and conducted continuous operations to perpetuate the terms of the deep Allar lease.  Two of the wells on the Allar acreage were completed as dry holes and one was connected to a pipeline on January 10, 2008. The two wells on the Baggett leases were connected to a pipeline on December 21, 2007, thus perpetuating the terms of the Baggett leases.  According to the payout information we received from Chesapeake, it has recovered from the revenue generated by the three producing wells approximately 10.7% of the drilling, production and operating costs of all five wells.  To date, the average cost of drilling and operating the wells exceeds $4.3 million.  Chesapeake has informed us that, after careful review by management, they have no current plans to develop the remaining acreage of the lease.  As we do not have the resources to continue the drilling program on our own, the lease will expire on April 6, 2009.  With the expiry of the deep Allar lease, our deep interests will be limited to our proportionate working interest in the three producing wells and wellbores after payout and any wells and wellbores that Chesapeake develops on the new Driver lease.

Chesapeake did not initiate drilling on the property covered by the original Driver lease that we assigned to it.  Instead, Chesapeake, through a partner, top-leased the acreage covered by the original Driver lease to February 2010 but obtained only an undivided 80% interest in the oil, gas and all other mineral rights.  Our proportionate interest in the new Driver lease is 25% of Chesapeake’s interest in the deep rights and 100% of Chesapeake’s interest in the shallow rights.  We are entitled to our proportionate share of any additional interest that Chesapeake acquires in the new Driver lease.   We have not seen the agreement under which Chesapeake takes its interest in the new Driver lease and are relying entirely on the terms of the letter agreement and Chesapeake’s representations that we have an interest in the new Driver lease.

Challenges and Risks

Chesapeake paid a shut-in royalty to extend the terms of the Baggett leases until the two wells on the Baggett acreage were connected to the pipeline on December 21, 2007, and has conducted continuous operations on the deep Allar acreage.  As a result of Chesapeake’s actions, all of the acreage covered by the assigned leases has been secured beyond the original termination dates of the leases.  However, as noted under the discussion titled “Unproved Oil and Gas Properties” above, since Chesapeake intends to let the Allar lease expire on April 6, 2009 and we do not intend to conduct the operations necessary to extend the term, our working interest in the Allar acreage will be limited to a 25% working interest after payout in the one producing well located on the Allar lease. The primary term of the new Driver lease expires in 2010. We do not know what plans Chesapeake has for drilling on the new Driver lease.

We plan to seek other oil and gas projects as our financial condition permits, and to find experienced operators to develop the properties in exchange for a working interest on terms similar to the agreement we have with Chesapeake.

We have no other operations.  If our oil and gas leases are not successfully developed, we will earn no revenue.

In March 2007, we sold 4,000,000 shares of our common stock to Brek Energy Corporation, our former parent, at $0.15 per share for gross proceeds of $600,000.  We estimate that our annual operating costs will be about $200,000, which does not include the costs of acquiring future oil and gas leases or properties.  These costs include our administrative, legal and regulatory costs.  We believe that we can continue our operations for at least 12 months with our cash on hand.  However, we do not have enough cash to acquire additional properties and we may not have the funds to pay our proportionate share of the costs to develop the leases we assigned to Chesapeake.

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

Other Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity Trends, Events, and Uncertainties

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and on Chesapeake’s ability or willingness to continue to conduct operations.  If Chesapeake does not continue operations on our properties and we are unable to raise cash, we may be required to cease our operations.  Other than as discussed in this report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

INCOME TAXES

Income tax expense has not been recognized for the years ended December 31, 2008 and 2007 and no taxes were payable at December 31, 2008 or 2007 because we have incurred losses since its inception.

Table 5 sets out our net tax losses at December 31:

Table 5: Net Tax Losses
	2008	2007
Net tax losses	$193,603	$257,387

Table 6 sets out our deferred tax assets as of December 31, 2008 and 2007.  We have established a 100% valuation allowance as we believe it is more likely than not that the deferred tax assets will not be realized.

Table 6: Deferred Tax Assets
	2008	2007
Net loss carryforwards	$284,336	$218,511
Less: valuation allowance	(284,336)	(218,511)
	$-	$-

Our valuation allowance increased during 2008 and 2007 by $65,825 and $87,512 respectively.

Table 7 sets out our net operating loss (NOLs) carryforwards at December 31:

Table 7: Net Operating Loss Carryforwards
	2008	2007
Net operating loss carryforwards	$901,552	$707,949

The federal NOLs expire at various dates up to December 31, 2028.

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

Contingencies and Commitments

We had no contingencies or long-term commitments at December 31, 2008, and have none as of the date of this filing.

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

Contractual Obligations

We did not have any contractual obligations at December 31, 2008, and do not have any as of the date of this filing.

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

Accounting for Unproved Oil and Gas Properties

We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas leases and acquisition and development of oil and gas properties are capitalized into a single cost center (full cost pool). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities, and the costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. We did not incur any costs associated with production or general corporate activities nor did we capitalize any internal costs during the years ended December 31, 2008 or 2007.

Depletion of exploration and development costs is computed using the units-of-production method based upon estimated proven oil and gas reserves. The costs of unproved properties are withheld from the depletion base until it is determined whether proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. During the years ended December 31, 2008 and 2007, we did not record any impairment charges against the unproven oil and gas properties.

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

Financial Instruments

Foreign Exchange Risk

We are subject to foreign exchange risk for sales and purchases denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not believe that we have any material risk to our foreign currency exchange.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts payable, accrued liabilities and accrued professional fees. The fair value of these financial instruments approximates their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash.

At December 31, 2008 and 2007, we had approximately $250,000 and $467,000, respectively, in cash that was not insured. This cash is on deposit with a major chartered Canadian bank. As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution. We have not lost any cash and do not believe that our cash is exposed to any significant credit risk.

Recent Accounting Standards and Pronouncements

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions.  We are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on our consolidated financial statements.

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

 In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS 141, Business Combinations. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement was effective for us on January 1, 2009.  We expect SFAS 141(R) will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 was effective for us on January 1, 2009.  We do not expect the adoption of EITF 07-1 to have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement will be effective for us on January 1, 2009.  We do not expect adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for classifying or measuring leases under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, or SFAS No. 141 (revised 2007), Business Combinations. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  This statement was effective for us on January 1, 2009.   We do not expect this statement to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective for us on November 15, 2008 and did not have a material impact on our consolidated financial statements.

On May 9, 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 was effective for us on January 1, 2009.  The adoption of FSP APB 14-1 is not expected to have a material impact on our consolidated results of operations or financial position.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 was effective for us on January 1, 2009.  The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (1) indexed to the company’s own stock and (2) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 was effective for us on January 1, 2009.  Adoption of EITF 07-5 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.  This FSP was effective for us on January 1, 2009 and requires that all prior-period earnings-per-share data that are presented be adjusted retrospectively. We do not expect FSP EITF 03-6-1 to have a material impact on our earnings per share calculations.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to our financial assets and liabilities recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities. FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have a material impact on our consolidated financial statements.

On December 31, 2008, the SEC issued a final rule for the modernization of oil and gas reporting, which adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Form 10-K for years ending on or after December 31, 2009. Early adoption of the final rule is prohibited. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the final rule include the following provisions:

  Oil and gas reserves must be reported using the average price over the prior 12 months, rather than year-end prices.
  Companies will be permitted to report, on an optional basis, probable and possible reserves.
  The definition of “oil and gas producing activities” will include non-traditional reserves, such as oil and gas extracted from coal and shales.
  Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes.
  Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total number of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs.
  Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.
We are evaluating the potential impact of adopting the final rule. The SEC is discussing the final rule with the FASB staff to align FASB accounting standards with the new SEC rules.  These discussions may delay the required compliance date. Absent any change in the effective date, we will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2009.

In December 2008, the FASB issued FSP 132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits. FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure the fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 31, 2009 and is not expected to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required to be included in this Item 7 are set forth at page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

Report on controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, the president and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies or procedures may deteriorate.

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

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Changes to Internal Control Over Financial Reporting

We have made no changes in our internal control over financial reporting during the fourth quarter of the 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is information about our directors, executive officers and significant employees.  There are no family relationships among our executive officers and directors.

The number of directors required by our bylaws may not be less than one or more than eight.  We have set the number of directors at six.

Table 8 sets forth certain information regarding our directors and executive officers.

Table 8: Directors and Officers
Name	Age	Position
Richard N. Jeffs	63	Director, president, chief financial officer
Gregory M. Pek	54	Director
Ian G. Robinson	69	Director
Michael L. Nazmack	59	Director
Eugene Sweeney	41	Director
Shawne P. Malone	40	Director, secretary
Joao da Costa	44	Treasurer

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
On April 24, 2007 the British Columbia Securities Commission issued an order prohibiting Mr. Jeffs from engaging in investor relations activities for a period of five years from the date of the order.  Information relating to the circumstances surrounding the order is discussed at page 8 of this report.

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

Gregory M. Pek.  Mr. Pek has been a director since August 2006. Mr. Pek was a co-founder of Brek Energy Corporation and held various positions with Brek Energy Corporation, including president, chief executive officer, chief financial officer and a director, from March 1999 to December 14, 2007.  Since December 2002, Mr. Pek has been a director and officer of Global Financial Network Limited, a private Hong Kong company.  From 1994 to 1999, Mr. Pek was an executive officer of both David Resources Company Limited, a petroleum and wine trading company, and Kong Tai International Holdings Company Limited, a real property investment company.  From September 1998 to February 1999, Mr. Pek was a director of Singapore Hong Kong Properties Investment Limited, another real property investment company. Mr. Pek obtained a Bachelor of Commerce degree from the University of British Columbia in 1978 and his chartered accountant designation in 1981 after articling with Clarkson Gordon.

Ian G. Robinson.  Mr. Robinson has been a director since August 2006.  From April 2001 to December 14, 2007 Mr. Robinson was also a director of Brek Energy Corporation.  Since 1995, Mr. Robinson has been the owner and managing director of Robinson Management Limited, a business consulting firm in Hong Kong.  Mr. Robinson received his CA designation from the Institute of Chartered Accountants of Australia in 1962. He joined Arthur Young (later Ernst & Young) in 1965, became a partner in 1975, and was seconded to the firm’s Hong Kong office in 1980 where he was a senior partner and the partner in charge of insolvency and corporate rescue. He retired when he reached the firm’s retirement age in 1994.

Michael L. Nazmack.  Mr. Nazmack has been a director since August 2006.  From March 2003 until December 14, 2007, Mr. Nazmack was a director of Brek Energy Corporation.  Mr. Nazmack, a graduate of Penn State University with degrees in mechanical and civil and structural engineering, was granted his Professional Engineer’s Certificate from the states of California and Alaska in 1979.  From 1977 until 1984 he worked for Santa Fe International Corporation on a number of oil and gas related projects and was the project engineer for the North Slope of Alaska’s oil field development, responsible for the planning, engineering and construction of over one billion dollars worth of oil and gas pipelines.  From 1986 to 2003, Mr. Nazmack was the president of Longstown Development Corporation, a developer of 300 retirement condominium units.  From 1993 to 2002, Mr. Nazmack was also the vice-president of York Condominium Constructors, Inc., which built another 300 retirement condominium units.  For both these projects, Mr. Nazmack designed the units and the site layout, did the construction surveying and personally handled the permitting, sales, and the business, legal, and engineering matters on a daily basis.  Mr. Nazmack was the chairman of the board of York Industries, Inc. from February 1997 until he retired in May 2005. Since November 2008, Mr. Nazmack has been the oil and gas manager for Alaska Interstate Construction LLC in Anchorage, Alaska.

Eugene Sweeney. Mr. Sweeney has been a director since August 2006.  He was a director of Brek Energy Corporation from October 2004 to December 14, 2007.  Mr. Sweeney has been an investment strategist for Griffin Asset Management LLC since September 2004.  Mr. Sweeney was an equity and options trader from September 1999 to September 2004.

Shawne P. Malone.  Mr. Malone has been a director since August 2006.  He was a director of Brek Energy Corporation from October 2004 to December 14, 2007  From March 1999 through June 2004, Mr. Malone was an options specialist for TD Options LLC in New York, a subsidiary of TD Bank, a large multinational bank with headquarters in Toronto, Canada.  Mr. Malone has experience trading options on a variety of assets from equities to commodities to convertible bonds.  Mr. Malone is a co-founder of, and since July 2004, has been the co-CEO of, Griffin Asset Management LLC, a money management firm headquartered in Chicago.  Mr. Malone graduated from Pennsylvania State University in 1997 with a BS in finance and international business.

Joao da Costa.  Mr. da Costa has been our treasurer since August 2006.  From 2003 to the present, Mr. DaCosta has been the owner and operator of Da Costa Management Corp. providing administrative and accounting services to a variety of companies operating in North America, South America and Europe.

Election of Directors

At a meeting of shareholders at which a quorum is present, directors are elected by a plurality of the votes cast by the shares entitled to vote in an election.

Committees of the Board of Directors

Our board of directors does not have an audit committee, a compensation committee or a nominating committee.  Of our six directors, four are “independent”, as that term is defined in Section 303A of the NYSE Alternext US Listed Company Manual, therefore, in order for any action to be approved by our board, at least two of our four independent members must vote for it.  Our board of directors has not determined that any of its members would meet the definition of an audit committee financial expert.

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

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Table 9 shows the beneficial ownership, on March 27, 2009, of shares of our common stock held by all five-percent shareholders, executive officers and directors.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 27, 2009 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The company has issued no options or warrants.

Table 9: Beneficial Ownership
Name and Address* of Beneficial Owner	Number of Shares	Percentage of Class**
Richard N. Jeffs(1)	1,085,399	13.57
Ian G. Robinson(2)	101,522	1.27
Gregory M. Pek	170,659	2.13
Michael L. Nazmack(3)	101,654	1.27
Shawne P. Malone(4)	353,312	4.42
Eugene Sweeney(5)	446,931	5.59
Joao da Costa 1100 Melville Street, Suite 610 Vancouver BC V6E 4A6	6,002	0.07
Directors and executive officers as a group	2,265,479	28.32
Edmund Sweeney(6) 200 West Adams Street, Suite 1015 Chicago IL 60606	834,242	10.43
Directors, executive officers and 5% holders as a group	3,099,721	38.75
*Unless otherwise noted, the address for each of our directors and officers is 3416 Via Lido, Suite F, Newport Beach, California 92663.
** Percentages are based on 8,000,000 shares of common stock issued and outstanding as of March 27, 2009.
(1)	Mr. Jeffs’ holdings include 124,640 shares held by Wet Coast Management Corp., wholly owned by Mr. Jeffs.
(2)	Mr. Robinson’s holdings include 1,465 shares held by Robinson Management Ltd. and 17,199 shares held by Patarin Ltd., both wholly owned by Mr. Robinson.
(3)	Mr. Nazmack’s holdings include 902 shares held as custodian for his children.
(4)
Mr. Malone’s holdings include 280,518 shares held by First Griffin Group LLC, in which Mr. Malone has a 2.49% interest; and 35,142 shares held by Griffin Asset Management LLC, in which Mr. Malone has a 33.33% interest.

(5)
Mr. Sweeney’s holdings include 280,518 shares held by First Griffin Group LLC, in which Mr. Sweeney has an 8.5% interest; 35,142 shares held by Griffin Asset Management LLC, in which Mr. Sweeney has a 66.67% interest; and 62,752 shares held by Griffin Management Services LLC, in which Mr. Sweeney has a 100% interest.

(6)
Mr. Sweeney is the brother of Eugene Sweeney and is included here because he controls more than 5% of the company’s stock. His holdings include 280,518 shares held by First Griffin Group LLC, in which Mr. Sweeney has a 30.32% interest; and 276,109 shares held by Griffin Equity Investments LLC, in which Mr. Sweeney has a 100% interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

With the exception of Richard N. Jeffs and Shawne Malone, the members of our board of directors are independent, as that term is defined in Section 303A of the NYSE Alternext US Listed Company Manual.

No transactions have occurred since January 1, 2007, and none are proposed, in which the company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at December 31, 2008 or December 31, 2007 and in which any related person, including officers or directors and persons related to them, had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Table 10 sets forth fees that Mendoza Berger & Company LLP has charged us during the fiscal years ended December 31, 2008 and December 31, 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Table 10: Auditors’ Fees
	December 31
Fees	2008	2007
Audit fees	$47,590	$22,313
Audit-related fees	3,000	-
Tax-related fees	1,361	3,880
All other fees	-	-
Total fees	$51,951	$26,192

ITEM 15. EXHIBITS

Exhibit No.	Title
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Paid Up Oil and Gas Lease dated February 1, 2002 between The Allar Company, et al. and Nathan Oil Partners LP(1)
10.2	Paid Up Oil and Gas Lease dated February 1, 2002 between The Allar Company, et al. and Nathan Oil Partners LP(1)
10.3	Oil, Gas and Mineral Lease dated February 8, 2002 between Candace Baggett and Nathan Oil Partners LP(1)
10.4	Oil, Gas and Mineral Lease dated February 8, 2002 between Pam Rhoades Davis and Nathan Oil Partners LP(1)
10.5	Oil, Gas and Mineral Lease dated February 4, 2002 between Anita V. Driver, individual and administratrix, and Nathan Oil Partners LP(1)
10.6	Oil, Gas and Mineral Lease dated February 8, 2002 between Richard Nichols and Nathan Oil Partners LP(1)
10.7	Oil, Gas and Mineral Lease dated February 6, 2002 between Margie L. Rhoades, attorney in fact, and Nathan Oil Partners LP(1)
10.8	Oil, Gas and Mineral Lease dated February 6, 2002 between Dale Robert Rhoades, Jr. and Nathan Oil Partners LP(1)
10.9	Oil, Gas and Mineral Lease dated February 8, 2002 between Eddie Thomas and Nathan Oil Partners LP(1)
10.10	Assignment of Overriding Royalty Interests in favor of Richard N. Jeffs dated April 21, 2006 (management contract)(1)
10.11	Assignment of Overriding Royalty Interests in favor of Marc Alan Bruner dated April 21, 2006(1)
10.12	Assignment of Overriding Royalty Interests in favor of Florida Energy I, Inc. dated October 4, 2002(1)
10.13	Letter agreement dated April 3, 2006 between Chesapeake Exploration Limited Partnership and Nathan Oil Partners LP (including Model Form Operating Agreement)(1)
10.14	Assignment of Oil and Gas Leases in favor of Chesapeake Exploration Limited Partnership and dated June 9, 2006(1)
10.15	Promissory Note dated June 28, 2002 from Brek Energy Corporation in favor of Vallenar Energy Corp.(1)
10.16	Subscription Agreement dated March 7, 2007 between Brek Energy Corporation and Rock City Energy Corporation(1)
10.17	Corrected Assignment of Overriding Royalty Interests in favor of Richard N. Jeffs dated November 1, 2007 (management contract)(2)
10.18	Corrected Assignment of Overriding Royalty Interests in favor of Marc Alan Bruner dated November 1, 2007(2)
21	List of significant subsidiaries of Rock City Energy Corp.(3)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
(1) Incorporated by reference to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on December 13, 2006 as file number 333-139312.
(2) Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 as file number 333-139312.
(3) Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK CITY ENERGY CORP.

Date: March 30, 2009	By:	/s/ Richard N. Jeffs
Richard N. Jeffs, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of March 2009.

SIGNATURE	TITLE	DATE

/s/ Richard N. Jeffs	President, Chief Financial Officer and Director	March 30, 2009
Richard N. Jeffs

/s/ Shawne P. Malone	Secretary and Director	March 30, 2009
Shawne P. Malone

/s/ Ian G. Robinson	Director	March 30, 2009
Ian G. Robinson

/s/ Gregory M. Pek	Director	March 30, 2009
Gregory M Pek

/s/ Michael L. Nazmack	Director	March 30, 2009
Michael L. Nazmack

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007,
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND FOR THE PERIOD FROM AUGUST 10, 2006 (INCEPTION)
THROUGH DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rock City Energy Corp.

We have audited the accompanying consolidated balance sheets of Rock City Energy Corp. (an exploration stage company), as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (August 10, 2006) through December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock City Energy Corp. (an exploration stage company) as of December 31, 2008 and 2007, and the results of its consolidated operations and its cash flows for the years then ended and for the period from inception (August 10, 2006) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mendoza Berger & Company, LLP
Mendoza Berger & Company, LLP Irvine, California March 25, 2009

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current assets
Cash	$255,112	$472,108
Total current assets	255,112	472,108

Unproved oil and gas properties	100	100
Total assets	$255,212	$472,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,196	$17,663
Accrued liabilities	1,299	1,903
Accrued professional fees	24,602	28,117
Due to related parties	200	8,007
Total current liabilities	32,297	55,690

Commitments and contingencies	-	-

Minority interest	30,743	38,285

Stockholders' equity
Preferred stock, 25,000,000 shares authorized; $0.001 par value,
0 shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized; $0.001 par value,
8,000,000 shares issued and outstanding at December 31, 2008 and 2007	8,000	8,000
Additional paid-in capital	633,430	633,430
Deficit accumulated in the exploration stage	(449,258)	(263,197)
Total stockholders' equity	192,172	378,233
Total liabilities and stockholders' equity	$255,212	$472,208

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			August 10, 2006
	Years Ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008
Expenses
Administrative fees	$97,500	$7,950	$105,450
Bank charges	1,678	711	2,810
Office	207	57	264
Professional	73,301	236,078	316,481
Regulatory	4,031	16,039	20,195
Rent	5,000	-	5,000
Telephone	3,660	-	3,660
Travel	8,226	-	8,226
Total expenses	193,603	260,835	462,086

Other income
Interest	-	3,448	5,716

Net loss before income tax and minority interest	(193,603)	(257,387)	(456,370)

Income tax	-	-	(1,021)
Net loss before minority interest	(193,603)	(257,387)	(457,391)

Minority interest	7,542	1,669	8,133
Net loss for the period	$(186,061)	$(255,718)	$(449,258)

Loss per share:
Basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	8,000,000	6,279,452

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM AUGUST 10, 2006 (INCEPTION) THROUGH DECEMBER 31, 2006 AND
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

				Deficit
				Accumulated
	Common Stock Issued		Additional	in the
	Number of		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total
August 10, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	4,000,000	4,000	37,430	-	41,430

Net loss	-	-	-	(7,479)	(7,479)

Balance, December 31, 2006	4,000,000	4,000	37,430	(7,479)	33,951

Issuance of common stock	4,000,000	4,000	596,000	-	600,000

Net loss	-	-	-	(255,718)	(255,718)

Balance, December 31, 2007	8,000,000	8,000	633,430	(263,197)	378,233

Net loss	-	-	-	(186,061)	(186,061)

Balance, December 31, 2008	8,000,000	$8,000	$633,430	$(449,258)	$192,172

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			August 10, 2006
	Year Ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(186,061)	$(255,718)	$(449,258)

Adjustments to reconcile net loss to net cash
used in operating activities:
Cash acquired on acquisition of subsidiary	-	-	294
Minority interest	(7,542)	(1,669)	(8,133)

Changes in operating assets and liabilities:
Accounts payable	(11,467)	13,588	(65,226)
Accrued liabilities	(604)	1,903	1,299
Accrued professional fees	(3,515)	19,617	24,602
Due to related parties	(7,807)	(5,904)	(9,014)

Net cash used in operating activities	(216,996)	(228,183)	(505,436)

Cash flows from investment activities:
Proceeds of note receivable from related party	-	-	160,548

Net cash provided by investment activities	-	-	160,548

Cash flows from financing activities:
Cash received on issuance of common stock	-	600,000	600,000

Net cash provided by financing activities	-	600,000	600,000

Net (decrease) increase in cash	(216,996)	371,817	255,112

Cash, beginning of period	472,108	100,291	-

Cash, end of period	$255,112	$472,108	$255,112

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$1,021
Interest	$-	$-	$-

Non-cash items:
Common shares issued on acquisition of subsidiary	$-	$-	$41,430
Net assets acquired on acquisition of subsidiaries (net of cash)	$-	$-	$(80,012)
Minority interest	$-	$-	$38,876

The accompanying notes are an integral part of these consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At December 31, 2008, the Company did not have any cash equivalents.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

At December 31, 2008 and 2007, the Company had approximately $250,000 and $467,000, respectively in cash that was not insured. This cash is on deposit with a major chartered Canadian bank. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not lost any cash and does not believe its cash is exposed to any significant credit risk.

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

Long-lived Assets

At December 31, 2008 and 2007, the Company’s only long-lived asset was its unproved oil and gas properties. Unproved properties whose costs are individually significant are assessed individually. Where it is not practicable to assess individually, such properties may be grouped for an assessment of impairment. Impairment of unproved properties is estimated based on primary lease terms, geologic data and average holding periods. The Company’s unproved properties are evaluated quarterly for the possibility of potential impairment. The Company has no other long-lived assets and has not recognized any impairment losses with respect to its unproved properties. See related disclosures under the caption “Unproved Oil and Gas Properties.”

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), which requires recording expense for stock compensation based on a fair value based method.

The Company uses the modified prospective method which requires the Company to recognize compensation costs for all stock-based payments granted, modified or settled in financial statements.

Comprehensive Income

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. The Company had no comprehensive income for the year ended December 31, 2008.

Unproved Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas leases and acquisition and development of oil and gas properties are capitalized into a single cost center (full cost pool). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities, and the costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. We did not incur any costs associated with production or general corporate activities nor did we capitalize any internal costs during the years ended December 31, 2008 or 2007.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unproved Oil and Gas Properties (continued)

Depletion of exploration and development costs is computed using the units-of-production method based upon estimated proven oil and gas reserves. The costs of unproved properties are withheld from the depletion base until it is determined whether proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. During the years ended December 31, 2008 and 2007, we did not record any impairment charges against the unproven oil and gas properties.

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

Asset Retirement Obligation

The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company did not have any proved oil and gas properties or asset retirement obligations at December 31, 2008 or 2007.

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

At December 31, 2008, the Company had 8,000,000 shares of common stock issued and outstanding and no outstanding options, warrants or convertible debt.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option for any of its consolidated financial assets or liabilities.

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

 In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, and which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement is effective for us on January 1, 2009.  We expect SFAS 141(R) will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements, (continued)

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for the Company on January 1, 2009.  We do not expect the adoption of EITF 07-1 to have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement will be effective for us on January 1, 2009.

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements, (continued)

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  This statement is effective for us on January 1, 2009.  Early adoption of this provision is prohibited. We do not expect this statement to have a material impact on our consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements, (continued)

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement was effective for us on November 15, 2008 and did not have a material impact on our consolidated financial statements.

On May 9, 2008, the FASB issued FSP APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for the Company on January 1, 2009.  The adoption of FSP APB 14-1 is not expected to have a material impact on our consolidated results of operations or financial position.

On June 16, 2008, the FASB issued FSP EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009.  The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 is effective for us on January 1, 2009.  The adoption of EITF 07-5 is not expected to have a material impact on our consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements, (continued)

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.  This FSP is effective for us on January 1, 2009 and requires that all prior-period earnings-per-share data that are presented be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to our financial assets and liabilities recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities (FSP 140-4). FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have a material impact on our consolidated financial statements.

On December 31, 2008, the SEC issued a final rule for the modernization of oil and gas reporting, which adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Form 10-K for years ending on or after December 31, 2009. Early adoption of the final rule is prohibited. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the final rule include the following provisions:

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements, (continued)

•	Oil and gas reserves must be reported using the average price over the prior 12 months, rather than year-end prices.

•	Companies will be permitted to report, on an optional basis, probable and possible reserves.

•	The definition of “oil and gas producing activities” will include non-traditional reserves, such as oil and gas extracted from coal and shales.

•
Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.

•
Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total number of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs.

•
Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.

The Company is evaluating the potential impact of adopting the final rule. The SEC is discussing the final rule with the FASB staff to align FASB accounting standards with the new SEC rules.  These discussions may delay the required compliance date. Absent any change in the effective date, the Company will begin complying with the disclosure requirements in its annual report on Form 10-K for the year ended December 31, 2009.

In December 2008, the FASB issued FSP No.132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 31, 2009 and is not expected to have a material impact on our consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

3.	GOING CONCERN

The Company has accumulated a deficit of $449,258 since inception and will require additional financing to fund and support its operations until it achieves positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable oil and gas properties, generate revenues from oil and gas production and control its drilling, production and operating costs. Based upon its current plans, the Company expects to incur operating losses in future periods and there is no assurance that the Company will be able to obtain additional financing, locate profitable oil and gas properties, generate revenues from oil and gas production and control its drilling, production or operating costs.  The Company plans to mitigate its losses in future through its joint operating agreement with a Texas oil and gas company (operator) pursuant to which the operator agreed to initiate drilling operations on the oil and gas properties and pay the exploration, drilling, completing, equipping and operating costs associated with developing the oil and gas properties.  There is no assurance, however, that the operator will be able to profitably develop the properties.  These consolidated financial statements do not include any adjustments that might result from the realization of these uncertainties.

4.	UNPROVED OIL AND GAS PROPERTIES

The Company has interests in eight oil and gas leases, covering 9,191 gross acres (8,708 net deep acres and 958 net shallow acres) in Edwards County in Texas.

The Deep Allar Lease is one lease covering the rights to develop and extract hydrocarbons from depths below 1,500 feet from approximately 7,750 acres.  The primary term of the Deep Allar lease ended in January 2007. Included in the lease is a provision that allows the primary term of the lease to be extended for so long as operations are conducted on the land with no cessation for more than 180 consecutive days.  At December 31, 2008, sufficient operations had been conducted to extend the term of the lease until April 6, 2009.

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

The Driver Lease is one lease covering the rights to develop and extract hydrocarbons at any depth from approximately 158 deep acres and 632 shallow acres. The Company’s original Driver Lease, covering 790 gross and net acres, expired in February 2007. The Company’s operator obtained a new lease, which expires February 1, 2010, covering the same acreage and has an undivided 80% interest in the mineral rights. The Company’s proportionate interest in this eighth lease is 25% of the operator’s interest (158 acres) in the deep rights, or a net interest of 20%, and 100% interest (632 acres) in the shallow rights, or a net interest of 80%.

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

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

4.	UNPROVED OIL AND GAS PROPERTIES, (Continued)

Pursuant to an assignment of oil and gas leases dated June 9, 2006, the Company assigned all of its oil and gas leases, so far as they cover depths below 1,500 feet, to the operator in exchange for the operator’s initiating drilling operations on the land covered by the leases before the primary terms of the leases expire. The operator successfully completed a well capable of producing hydrocarbons in commercial quantities and has perpetuated its interest in the leases.

The following table presents information regarding the Company’s net property acquisition costs incurred during the years ended December 31, 2008 and 2007on its unproved properties:

	2008	2007
Unproved oil and gas properties	$ -	$ -

The following table presents information regarding the Company’s unproved property leasehold acquisition costs in the area indicated at December 31:

	2008	2007
Texas	$100	$100

The following table summarizes oil and gas property costs not being amortized by the year in which the costs were incurred:

	2008	2007	2006
Acquisition costs	$ -	$ -	$100

The Company periodically evaluates its unproven properties for the possibility of impairment.  During the years ended December 31, 2008 and 2007, no impairment charges were recorded against the unproven oil and gas properties.

Overriding royalty interests in the oil and gas leases totaling between 5% and 8.33% of all oil, gas and other minerals produced, were assigned to three parties, one a related party, between October 4, 2002 and April 21, 2006 (see Note 5).

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

5.	RELATED PARTY TRANSACTIONS

Due from Related Party

The following amounts were due to related parties at December 31:

	2008	2007
Due to a company controlled by an officer (a)	$-	$8,007
Due to the wife of a director	200	-

Total due to related parties	$200	$8,007

(a) During the years ended December 31, 2008 and 2007 the Company paid or accrued $97,500 and $7,950 respectively, in administrative fees to a company controlled by an officer.

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

Lease Commitments

The Company had no lease commitments at December 31, 2008 or 2007.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

8.	INCOME TAXES

Income tax expense has not been recognized for the years ended December 31, 2008 and 2007 and no taxes were payable at December 31, 2008 or 2007 because the Company has incurred losses since its inception.

The following table sets out the Company’s net tax losses at December 31:

	2008	2007
Net tax losses	$193,603	$257,387

At December 31, 2008 and 2007, the Company had the following deferred tax assets that primarily relate to net operating losses. The Company established a 100% valuation allowance, as management believes it is more likely than not that the deferred tax assets will not be realized:

	2008	2007
Net loss carryforwards	$284,336	$218,511
Less: valuation allowance	(284,336)	(218,511)
	$—	$—

The Company’s valuation allowance increased during 2008 and 2007 by $65,825 and $87,512 respectively.

At December 31, 2008 and 2007, the Company had the following net operating loss carryforwards (NOLs):

	2008	2007
Net operating loss carryforwards	$901,552	$707,949

The federal NOLs expire at various dates up to December 31, 2028.

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