Form 10-Q
period 2009-03-31
Rock City Energy Corp.
filed 2009-05-15
CIK 1383122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-139312

ROCK CITY ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5503984 (I.R.S. Employer Identification No.)
3416 Via Lido, Suite F, Newport Beach, California, 92663-3976 (Address of principal executive offices)
877-587-2517 (Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ] Yes  [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes  [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 15, 2009 the registrant had 8,000,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSERT FINANCIAL STATEMENTS

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$207,994	$255,112
Prepaid expenses	19	-
Total current assets	208,013	255,112

Unproved oil and gas properties	100	100
Total assets	$208,113	$255,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,131	$6,196
Accrued liabilities	1,026	1,102
Accrued professional fees	17,270	24,602
Due to related parties	375	397
Total current liabilities	20,802	32,297

Commitments and contingencies	-	-

Minority interest	30,533	30,743

Stockholders' equity
Preferred stock, 25,000,000 shares authorized; $0.001 par value,
0 shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized; $0.001 par value,
8,000,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	8,000	8,000
Additional paid-in capital	633,430	633,430
Deficit accumulated in the exploration stage	(484,652)	(449,258)
Total stockholders' equity	156,778	192,172
Total liabilities and stockholders' equity	$208,113	$255,212

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

			August 10, 2006
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009
Expenses
Administrative fees	$22,500	$22,500	$127,950
Bank charges	330	316	3,140
Office	106	160	370
Professional	10,437	17,353	326,918
Regulatory	262	623	20,457
Rent	1,500	500	6,500
Telephone	469	692	4,129
Travel	-	-	8,226
Total expenses	35,604	42,144	497,690

Other income
Interest	-	-	5,716

Net loss before income tax and minority interest	(35,604)	(42,144)	(491,974)

Income tax	-	-	(1,021)
Net loss before minority interest	(35,604)	(42,144)	(492,995)

Minority interest	210	47	8,343
Net loss for the period	$(35,394)	$(42,097)	$(484,652)

Loss per share:
Basic and diluted	$0.00	$(0.01)

Weighted average shares outstanding:
Basic and diluted	8,000,000	8,000,000

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM AUGUST 10, 2006 (INCEPTION) THOUGH MARCH 31, 2009

				Deficit
				Accumulated
	Common Stock Issued		Additional	in the
	Number of		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balance at August 10, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	4,000,000	4,000	37,430	-	41,430

Net loss	-	-	-	(7,479)	(7,479)

Balance, December 31, 2006 (Audited)	4,000,000	4,000	37,430	(7,479)	33,951

Issuance of common stock	4,000,000	4,000	596,000	-	600,000

Net loss	-	-	-	(255,718)	(255,718)

Balance, December 31, 2007 (Audited)	8,000,000	8,000	633,430	(263,197)	378,233

Net loss	-	-	-	(42,097)	(42,097)

Balance, March 31, 2008 (Unaudited)	8,000,000	8,000	633,430	(305,294)	336,136

Net loss	-	-	-	(143,964)	(143,964)

Balance, December 31, 2008 (Audited)	8,000,000	8,000	633,430	(449,258)	192,172

Net loss	-	-	-	(35,394)	(35,394)

Balance, March 31, 2009 (Unaudited)	8,000,000	$8,000	$633,430	$(484,652)	$156,778

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

			August 10, 2006
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(35,394)	$(42,097)	$(484,652)

Adjustments to reconcile net loss to net cash
used in operating activities:
Cash acquired on acquisition of subsidiary	-	-	294
Minority interest	(210)	(47)	(8,343)

Changes in operating assets and liabilities:
Prepaid expenses	(19)	-	(19)
Accounts payable	(4,065)	(6,672)	(69,291)
Accrued liabilities	(76)	(424)	1,223
Accrued professional fees	(7,332)	(6,232)	17,270
Due to related parties	(22)	(8,007)	(9,036)

Net cash used in operating activities	(47,118)	(63,479)	(552,554)

Cash flows from investment activities:
Proceeds of note receivable from related party	-	-	160,548

Net cash provided by investment activities	-	-	160,548

Cash flows from financing activities:
Cash received on issuance of common stock	-	-	600,000

Net cash provided by financing activities	-	-	600,000

Net (decrease) increase in cash	(47,118)	(63,479)	207,994

Cash, beginning of period	255,112	472,108	-

Cash, end of period	$207,994	$408,629	$207,994

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$1,021
Interest	$-	$-	$-

Non-cash items:
Common shares issued on acquisition of subsidiary	$-	$-	$41,430
Net assets acquired on acquisition of subsidiaries (net of cash)	$-	$-	$(80,012)
Minority interest	$-	$-	$38,876

The accompanying notes are an integral part of these consolidated financial statements

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
UNAUDITED

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements included on Form 10-K of Rock City Energy Corp. for the year ended December 31, 2008.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s annual report  on Form 10-K.

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
MARCH 31, 2009
UNAUDITED

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s Form 10-K dated and filed on March 31, 2009 for the fiscal year ended December 31, 2008.  Additional significant accounting policies that affect the Company or have been developed since December 31, 2008 are summarized below.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, and which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement was effective for us on January 1, 2009.  The adoption of this pronouncement did not have a material effect on our consolidated financial statements. We expect, however,that SFAS 141(R) will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 was effective for the Company on January 1, 2009.  The adoption of EITF 07-1 did not have a significant impact on our consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
UNAUDITED

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements, (continued)

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement was effective for us on January 1, 2009.   The adoption of SFAS 160 did not have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  This statement was effective for us on January 1, 2009.  The adoption of this statement did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The adoption of  FSP 142-3 did not have a material impact on our consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
UNAUDITED

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements, (continued)

On May 9, 2008, the FASB issued FSP APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 was effective for the Company on January 1, 2009.  The adoption of FSP APB 14-1 did not have a material impact on our consolidated results of operations or financial position or our earnings per share calculations.

On June 16, 2008, the FASB issued FSP EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 was effective for the Company on January 1, 2009.  The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 was effective for us on January 1, 2009.  The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
UNAUDITED

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements, (continued)

In December 2008, the FASB issued FSP No.132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure the fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. The adoption of this FSP did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard (FAS) 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will adopt this FSP for our quarter ending June 30, 2009. We do not expect any impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will adopt this FSP for our quarter ending June 30, 2009. We do not expect any impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will include the required disclosures in our quarter ending June 30, 2009.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
UNAUDITED

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, Business Combinations, which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. We adopted this FSP effective January 1, 2009. The adoption had no impact, but its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

3.	GOING CONCERN

The Company has accumulated a deficit of $484,652 since inception and will require additional financing to fund and support its operations until it achieves positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable oil and gas properties, generate revenues from oil and gas production and control its drilling, production and operating costs. Based upon its current plans, the Company expects to incur operating losses in future periods and there is no assurance that the Company will be able to obtain additional financing, locate profitable oil and gas properties, generate revenues from oil and gas production and control its drilling, production or operating costs.  The Company plans to mitigate its losses in future through its joint operating agreement with a Texas oil and gas company (operator) pursuant to which the operator agreed to initiate drilling operations on the oil and gas properties and pay the exploration, drilling, completing, equipping and operating costs associated with developing the oil and gas properties.  There is no assurance, however, that the operator will be able to profitably develop the properties.  These consolidated financial statements do not include any adjustments that might result from the realization of these uncertainties.

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

Pursuant to an assignment of oil and gas leases dated June 9, 2006, the Company assigned all of its oil and gas leases, so far as they cover depths below 1,500 feet, to the operator in exchange for the operator’s initiating drilling operations on the land covered by the leases before the primary terms of the leases expire. The operator successfully completed a well capable of producing hydrocarbons in commercial quantities and perpetuated its interest in the leases on December 21, 2007.

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
UNAUDITED

4.	UNPROVED OIL AND GAS PROPERTIES, (Continued)

The Deep Allar Lease is one lease covering the rights to develop and extract hydrocarbons from depths below 1,500 feet from 7,742 acres.  The primary term of the Deep Allar lease ended in January 2007. Included in the lease is a provision that allows the primary term of the lease to be extended for so long as operations are conducted on the land with no cessation for more than 180 consecutive days.  At March 31, 2009, sufficient operations had been conducted on the property to extend the term of the lease to April 6, 2009 (see Note 8).

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

The following table sets out the shallow and deep zone developed and undeveloped acreage at March 31, 2009:

Developed and Undeveloped
	The Company’s Acreage (Shallow Zone)				The Operator’s Acreage (Deep Zone)
	Developed Acres		Undeveloped Acres		Developed Acres		Undeveloped Acres
Lease	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Allar	0	0	0	0	640	640	7,110	7,110
Baggett	0	0	651	326	651	326	0	0
Driver	0	0	790	632	0	0	790	632
	0	0	1,441	958	1,291	966	7,900	7,742

The following table presents information regarding the Company’s unproved property leasehold acquisition costs in the area indicated:

	March 31, 2009	December 31, 2008
Texas	$100	$100

The Company periodically evaluates its unproven properties for the possibility of impairment.  During the three months ended March 31, 2009 and the year ended December 31, 2008, no impairment charges were recorded against the unproven oil and gas properties.

Overriding royalty interests in the oil and gas leases totaling between 5% and 8.33% of all oil, gas and other minerals produced, were assigned to three parties, one a related party, between October 4, 2002 and April 21, 2006 (see Note 5).

ROCK CITY ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
UNAUDITED

5.	RELATED PARTY TRANSACTIONS

Due to Related Party

The following amounts were due to related parties on the following dates:

	March 31, 2009	December 31, 2008
Due to a company controlled by an officer (a)	$175	$197
Due to the wife of a director	200	200

Total due to related parties	$375	$397

(a) During the three months ended March 31, 2009 and 2008 the Company paid or accrued $22,500, in administrative fees to a company controlled by an officer.

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

Lease Commitments

The Company had no lease commitments at March 31, 2009 or December 31, 2008.

8.	SUBSEQUENT EVENT

Subsequent to March 31, 2009, sufficient operations were not conducted on the deep Allar lease to extend the term of the lease.  When the Allar lease expired on April 6, 2009  the amount of leased acreage in which we have an interest decreased by 7,110 undeveloped deep acres (see Note 4).

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

We have identified important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in the forward-looking statements that we have made (see the section of our Form 10-K titled “Risk Factors” filed with the Securities and Exchange Commission on March 31, 2009).  Some, but not all, of these risks include, among other things:

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

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.  The inclusion of supplementary analytical and related information in this report may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to the results of our operations and financial position taken as a whole.

Overview

We are involved in the oil and gas exploration business.  Through our subsidiary we have an interest in several oil and gas leases in the state of Texas.  We assigned our leases to Chesapeake Exploration Limited Partnership.  Chesapeake is the operator for the development of our oil and gas properties.

We are in the early exploration stage.  In an exploration stage company, management devotes most of its time to conducting exploratory work and developing its business.  Our continuation as a going concern and our ability to emerge from the exploration stage with our planned principal business activity is dependent upon our ability to obtain continued financial support, ability to attain profitable operations and ability to raise equity financing.

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

Analysis of Consolidated Statements of Operations

Our operating results for the three months ended March 31, 2009 and 2008 and the changes between those three month periods are summarized in Table 1.

Table 1: Changes in Operations
	Three Months Ended March 31,		Increase (Decrease) Between the Three Months Ended March 31,
	2009	2008	2009 and 2008
Expenses
Administrative fees	$22,500	$22,500	$-
Bank charges	330	316	14
Office	106	160	(54)
Professional	10,437	17,353	(6,916)
Regulatory	262	623	(361)
Rent	1,500	500	1,000
Telephone	469	692	(223)
Travel	-	-	-
Total expenses and net loss before minority interest	35,604	42,144	(6,540)

Minority interest	210	47	163
Net loss	$35,394	$42,097	$(6,703)

Revenues

We did not have any operating revenues from our inception on August 10, 2006 to the date of this filing.  To date we have financed our activities with the proceeds that we received from the sale of our securities and from the repayment of a note receivable from a former related party.  Due to the nature of our business we do not expect to have operating revenues within the next year.

Expenses

Our expenses decreased by $6,540 or 16% from $42,144 for the three months ended March 31, 2008 to $35,604, for the three months ended  March 31, 2009.  This decrease in our expenses was primarily due to a decrease in professional fees offset by an increase in rent.

Professional fees were lower during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to controls we implemented to reduce our legal, accounting and auditing costs during the first three months of 2009.  Our rent was higher during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 because on March 1, 2008 we began paying rent of $500 per month.

Liquidity and Capital Resources

Going Concern

We have accumulated a deficit of $484,652 since inception and will require additional financing to fund and support our operations until we achieve positive cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flows depends upon our ability to locate profitable oil and gas properties, generate revenues from oil and gas production and control our drilling, production and operating costs.  We have a joint operating agreement with Chesapeake in which Chesapeake agreed to initiate drilling operations on our properties and pay the exploration, drilling, completing, equipping and operating costs associated with developing the properties.  Irrespective of this arrangement, we expect to incur operating losses in future periods.  While our plan is to develop our existing oil and gas producing properties and to find and acquire other oil and gas producing properties, there is no assurance that we will be able to obtain the financing necessary to implement this plan, locate profitable oil and gas properties to acquire, generate revenues from oil and gas production or control our drilling, production or operating costs.  We cannot assure you that Chesapeake will successfully complete profitable drilling operations or that it will undertake any extensive development of our oil and gas properties.  Our consolidated financial statements do not include any adjustments that might result from the realization of these uncertainties.

Since May 8, 2006, the date of our agreement with Chesapeake, Chesapeake has conducted drilling operations on two of our three properties, has built a pipeline and is selling the gas produced, but to date it has recovered only 12.4% of the costs associated with the wells.  Until Chesapeake drills at least 10 wells and recovers from the revenue produced by those wells (net of taxes and royalties) all of its costs in drilling, completing, equipping and operating the wells, we will not have any interest in the production from the wells.  The fluctuation of gas prices will impact the amount of revenue earned from the leases.  If the resources required to develop the wells are in high demand, the development costs will increase, which will likely delay our earning any revenue.  We are dependent on Chesapeake to both produce the gas and buy the gas produced.  We cannot be certain that we will ever receive revenue from our agreement with Chesapeake. On December 24, 2008, Chesapeake informed us that they have no current plans to conduct operations on the deep Allar lease. As we do not have the resources to conduct operations ourselves, the lease expired on April 6, 2009 and we lost 7,110 undeveloped acres.

At March 31, 2009, we had a cash balance of $207,994 and negative cash flow from operations of $47,118.  To date we have funded our operations with cash that we received from the sale of our common stock and from the repayment of a note receivable from a related party.

Sources and Uses of Cash

Table 2 summarizes our sources and uses of cash for the three months ended March 31, 2009 and 2008.

Table 2: Sources and Uses of Cash
	March 31,
	2009	2008
Net cash provided by financing activities	$-	$-
Net cash provided by investment activities	-	-
Net cash used in operating activities	(47,118)	(63,479)
Net (decrease) increase in cash	$(47,118)	$(63,479)

Net cash used in operating activities

We used net cash during the three months of $47,118 in operating activities during the three month ended March 31, 2009.  We used cash of $35,394 to cover our loss, net of a minority interest adjustment of $210.  We also used cash when our prepaid expenses increased by $19 due to an overpayment to a supplier; we had net reductions in accounts payable, accrued liabilities and accrued professional fees of $4,065, $76 and $7,332 respectively; and a reduction of $22 in the amount due to related parties which was due to foreign exchange translation adjustments.

We used net cash during the three months of $63,479 in operating activities during the three month ended March 31, 2008.  We used cash of $42,097 to cover our loss, net of a minority interest adjustment of $47; we had net reductions in accounts payable, accrued liabilities and accrued professional fees of $6,672, $424 and $6,232 respectively; and a reduction of $8,007 in the amount due to related parties.

Net cash used in investment activities

We had no investment activities during the three months ended March 31, 2009 and 2008.

Net cash provided by financing activities

We had no financing activities during the three months ended March 31, 2009 and 2008.

Unproved Oil and Gas Properties

Through Vallenar, we have interests in the deep zone in eight oil and gas leases covering 2,081 gross acres (1,598 net acres) and in the shallow zone in seven oil and gas leases covering 1,441 gross acres (958 net acres) in the Rocksprings Prospect in the Val Verde Basin of Edwards County, Texas.  In this discussion, when we discuss the deep rights, we mean the rights to develop and extract hydrocarbons from depths below 1,500 feet and when we discuss the shallow rights we mean the rights to develop and extract hydrocarbons from the surface to 1,500 feet.  The eight leases are designated, for purposes of this discussion, as follows:

•	The “deep Allar lease” refers to one lease conveying the rights to develop and extract hydrocarbons from depths below 1,500 feet on approximately 640 acres.
•	The “Baggett leases” refer to six leases conveying 50% of the rights to develop and extract hydrocarbons at any depth from approximately 651gross acres (326 net acres).
•
The “new Driver lease” refers to one lease conveying the rights to develop and extract hydrocarbons at any depth from approximately 790 acres (632 net acres).  The original Driver Lease, covering 790 gross and net acres, expired in February 2007.  Chesapeake obtained a new lease covering the same acreage and has an undivided 80% interest in the mineral rights.  Our proportionate interest in the new Driver lease is 25% of Chesapeake’s interest (158 acres) in the deep rights, or a net interest of 20%; and 100% interest (632 acres) in the shallow rights, or a net interest of 80%.  We have the right to a pro rata interest in any additional interest that Chesapeake acquires.

All of the leases include provisions that allow their primary terms to be extended for so long as operations are conducted on the land with no cessation for more than 180 consecutive days in the case of the deep Allar lease and 60 consecutive days in the case of the new Driver lease.  Operations are defined as drilling, testing, completing, marketing, recompleting, deepening, plugging back or repairing a well in search for, or in an endeavor to obtain production of, oil, gas, sulphur or other minerals, or the production of oil, gas, sulphur or other minerals, whether or not in paying quantities. The Baggett leases and the deep Allar lease no longer require continuous development because the three wells on the properties are producing. The primary term of the new Driver lease expires on February 1, 2010.

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

The letter agreement permits us to propose a well if Chesapeake fails to begin drilling a well on acreage covered by the assigned leases at least sixty days before the expiration of the terms of the assigned leases.  Chesapeake may participate in any proposed well, so long as it consents within fifteen days of our proposal. On December 24, 2008, Chesapeake informed us that they have no current plans to develop the deep Allar lease on which they have drilled three wells, two of which are dry holes. As we do not have the resources to develop the lease we lost 7,110 undeveloped deep zone acres when the lease expired on April 6, 2009.

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

Chesapeake has drilled five wells—two on the acreage covered by the Baggett leases, and three on the acreage covered by the deep Allar lease. The wells on the Baggett leases were connected to the pipeline on December 21, 2007, thus perpetuating the terms of the Baggett leases and the assignment of the leases to Chesapeake.  Two of the wells on the Allar acreage were completed as dry holes and one was connected to a pipeline on January 10, 2008.

According to the payout information we received from Chesapeake, at February 28, 2009 Chesapeake had recovered from the revenue generated by the three producing wells approximately 12.4% of the drilling, production and operating costs of all five wells.  To date, the average cost of drilling and operating the wells exceeds $4.3 million.  Chesapeake has informed us that, after careful review by management, they have no current plans to develop the remaining acreage of the lease.  As we do not have the resources to continue the drilling program on our own, the lease covering the undeveloped deep Allar acreage expired on April 6, 2009.  With the expiry of the deep Allar lease, our deep interests were reduced to our proportionate working interest in the three producing wells and wellbores after payout and any wells and wellbores that Chesapeake develops on the new Driver lease.

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

Table 3 summarizes the development status of our shallow and deep zone acreage.

Table 3: Developed and Undeveloped Acreage
	Shallow Zone (Nathan Oil)				Deep Zone (Chesapeake)
	Developed Acres		Undeveloped Acres		Developed Acres		Undeveloped Acres
Area	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Texas	0	0	1,441	958	1,291	966	790	632

Challenges and Risks

As a result of the operations that Chesapeake has conducted, all of the acreage covered by the assigned Baggett leases has been secured beyond the original termination dates of the leases.  However, as noted under the discussion titled “Unproved Oil and Gas Properties” above, since Chesapeake let the Allar lease expire on April 6, 2009 and we did not conduct the operations necessary to extend the term, our working interest in the Allar acreage is now limited to a 25% working interest after payout in the one producing well located on the Allar lease. The primary term of the new Driver lease expires in 2010. We do not know what plans Chesapeake has for drilling on the new Driver lease.

We plan to seek other oil and gas projects as our financial condition permits, and to find experienced operators to develop the properties in exchange for a working interest on terms similar to the agreement we have with Chesapeake.

We have no other operations.  If our oil and gas leases are not successfully developed, we will earn no revenue.

In March 2007, we sold 4,000,000 shares of our common stock to Brek Energy Corporation, our former parent, at $0.15 per share for gross proceeds of $600,000.  We estimate that our annual operating costs will be about $160,000, which does not include the costs of acquiring future oil and gas leases or properties.  These costs include our administrative, professional, rent, office and regulatory costs.  We believe that we can continue our operations for at least 12 months with our cash on hand.  However, we do not have enough cash to acquire additional properties and we may not have the funds to pay our proportionate share of the costs to develop the leases we assigned to Chesapeake.

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

Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future.  Prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control.  These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. We have no ability to mitigate price volatility under our agreement with Chesapeake.  Any substantial or extended decline in the prices of or demand for oil or natural gas could significantly lengthen the time until payout and have a material adverse effect on our future results of operations.

Other than as discussed in this report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2009, and have none as of the date of this filing.

As noted above, our leases require us to continuously conduct operations on our leased properties.  Operations are defined as drilling, testing, completing, marketing, recompleting, deepening, plugging back or repairing of a well in search for, or in an endeavor to obtain production of, oil, gas, sulphur or other minerals, or the production of oil, gas, sulphur or other minerals, whether or not in paying quantities.  If we fail to operate the properties (or to pay royalties instead, if so permitted), we would lose our rights to extend the lease terms.  On April 6, 2009, we lost our interest in 7,110 undeveloped acres when a lease expired.

As is customary in the oil and gas industry, we may at times have commitments to preserve or earn certain acreage positions or wells. If we do not pay these commitments, we could lose the acreage positions or wells.

Contractual Obligations

We did not have any contractual obligations at March 31, 2009, and do not have any as of the date of this filing.

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

Refer to Note 2 of our Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2008 for a discussion of recent accounting standards and pronouncements.  Accounting pronouncements that have been issued or adopted since December 31, 2008 are described below:

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

At March 31, 2009 and December 31, 2008, we had approximately $200,000 and $250,000, respectively, in cash that was not insured. This cash is on deposit with a major chartered Canadian bank. As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution. We have not lost any cash and do not believe that our cash is exposed to any significant credit risk.

Recent Accounting Standards and Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations, which replaces SFAS 141, Business Combinations, and which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement was effective for us on January 1, 2009.  The adoption of this pronouncement did not have a material effect on our consolidated financial statements. We expect, however,that SFAS 141(R) will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 was effective for us on January 1, 2009.  The adoption of EITF 07-1 did not have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement was effective for us on January 1, 2009.   The adoption of SFAS 160 did not have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  This statement was effective for us on January 1, 2009. The adoption of this statement did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.

On May 9, 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 was effective for us on January 1, 2009.  The adoption of FSP APB 14-1 did not have a material impact on our consolidated results of operations or financial position.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 was effective for us on January 1, 2009.  The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application was not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to a company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 was effective for us on January 1, 2009.  The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.  This FSP was effective for us on January 1, 2009 and requires that all prior-period earnings-per-share data that are presented be adjusted retrospectively.  The adoption of FSP 03-6-1 did not have a material impact on our earnings-per-share calculations.

In December 2008, the FASB issued FSP No.132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits. FSP 132R-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other post-retirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure the fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. The adoption of this FSP did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard (FAS) 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will adopt this FSP for our quarter ending June 30, 2009. We do not expect any impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will adopt this FSP for our quarter ending June 30, 2009. We do not expect any impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will include the required disclosures in our quarter ending June 30, 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, Business Combinations, which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. We adopted this FSP effective January 1, 2009. The adoption had no impact, but its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

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
(2) Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK CITY ENERGY CORP.

Date: May 15, 2009	By:	/s/ Richard N. Jeffs
Richard N. Jeffs
Director, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)